Form 10-Q
period 1999-06-30
COPPER MOUNTAIN NETWORKS INC
filed 1999-08-10
CIK 1031951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  (Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.
  or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____________ to____________.

                      Commission File Number (000-25865)

                        Copper Mountain Networks, Inc.
            (Exact name of registrant as specified in its charter)


          Delaware                                         33-0702004
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)


               2470 Embarcadero Way, Palo Alto, California 94303
                                (619) 858-8500
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the   Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     The number of shares outstanding of the issuer's common stock, $.0001 par value, as of July 31, 1999 was 23,268,988.

                        COPPER MOUNTAIN NETWORKS, INC.
                                     INDEX

                                                                                   Page
Part I. Financial Information

        Item 1. Financial Statements

                Condensed Balance Sheets at June 30, 1999 and
                    December 31, 1998                                                2

                Condensed Statements of Operations for the three and six
                    months ended June 30, 1999 and 1998                              3

                Condensed Statements of Cash Flows for the six  months
                    ended June 30, 1999 and 1998                                     4

                Condensed Statement of  Stockholders' Equity for the six
                    months ended June 30, 1999                                       5

                Notes to Condensed Financial Statements                              6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  8

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk                                                                25

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K                                    26

                        COPPER MOUNTAIN NETWORKS, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                    June 30,              December 31,
                                                                      1999                   1998
                                                                  ----------------        ------------
                                                                    (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                                         $101,135              $  7,631
   Short-term investments                                               5,635                10,898
   Accounts receivable                                                 15,516                 8,026
   Inventory                                                            6,251                 4,668
   Other current assets                                                 1,315                   476
                                                                     --------              --------
Total current assets                                                  129,852                31,699
Property and equipment, net                                             5,294                 3,214
Other assets                                                            1,397                 1,296
                                                                     --------              --------

Total assets                                                         $136,543              $ 36,209
                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                  $  7,222              $  4,371
   Accrued liabilities                                                  6,416                 2,219
   Current portion of obligations under capital leases
       and equipment notes payable                                        984                   783
                                                                     --------              --------
Total current liabilities                                              14,622                 7,373
Obligations under capital leases and equipment
    notes payable, less current portion                                 1,572                 1,965
Other accrued                                                              68                    28

Stockholders' equity:
   Convertible preferred stock                                             --                44,502
   Common stock                                                            23                     3
   Notes receivable from stockholders                                     (41)                  (41)
   Paid in capital                                                    149,222                15,669
   Deferred compensation                                               (6,702)               (9,762)
   Accumulated deficit                                                (22,221)              (23,528)
                                                                     --------              --------
Total stockholders' equity                                            120,281                26,843
                                                                     --------              --------

                                                                     $136,543              $ 36,209
Total liabilities and stockholders' equity                           ========              ========

           See accompanying notes to condensed financial statements

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                   Three Months Ended                           Six Months Ended
                                                        June 30,                                    June 30,
                                       ------------------------------------------------------------------------------------
                                               1999                  1998                  1999                   1998
                                       -----------------     -----------------     -----------------      -----------------

Net revenue                            $          22,890     $           1,281     $          36,106      $           1,598
Cost of revenue                                   10,815                   795                17,199                  1,012
                                       -----------------     -----------------     -----------------      -----------------
  Gross profit                                    12,075                   486                18,907                    586
Operating expenses:
  Research and development                         3,274                 1,788                 5,838                  3,561
  Sales and marketing                              3,319                   954                 5,900                  1,679
  General and administrative                       1,336                   721                 2,463                  1,256
  Amortization of deferred stock
   compensation                                    1,601                   568                 3,294                  1,003
                                       -----------------     -----------------     -----------------      -----------------
      Total operating expenses                     9,530                 4,031                17,495                  7,499
                                       -----------------     -----------------     -----------------      -----------------
Income (loss) from operations                      2,545                (3,545)                1,412                 (6,913)

Other income (expense):
     Interest and other income                       722                    62                   923                    175
     Interest expense                                (65)                  (62)                 (121)                   (95)
                                       -----------------     -----------------     -----------------      -----------------
Income (loss) before income taxes                  3,202                (3,545)                2,214                 (6,833)
Provision  for income taxes                          859                  ----                   907                   ----
                                       -----------------     -----------------     -----------------      -----------------
Net income (loss)                      $           2,343     $          (3,545)    $           1,307      $          (6,833)
                                       =================     =================     =================      =================


Basic net income (loss) per share      $            0.17     $           (2.88)    $            0.16      $           (5.66)
                                       =================     =================     =================      =================

Diluted net income (loss) per share    $            0.09     $           (2.88)    $            0.06      $           (5.66)
                                       =================     =================     =================      =================


Basic common equivalent shares                    13,567                 1,230                 7,954                  1,208
                                       =================     =================     =================      =================

Diluted common equivalent shares                  25,595                 1,230                23,687                  1,208
                                       =================     =================     =================      =================



           See accompanying notes to condensed financial statements.

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                        -------------------------------------------------
                                                                  1999                       1998
                                                        ----------------------     ----------------------

Cash flows from operating activities:
  Net income (loss)                                     $                1,307     $               (6,833)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used) in operating
      activities:
       Depreciation and amortization                                     1,091                        523
       Non-cash compensation                                             3,301                      1,005
       Changes in operating assets and liabilities:
          Accounts receivable                                           (7,490)                      (348)
          Inventory                                                     (1,583)                    (1,371)
          Other current assets and other assets                           (951)                       (80)
          Accounts payable and accrued liabilities                       7,088                        263
                                                        ----------------------     ----------------------

Net cash provided by (used in) operating activities                      2,763                     (6,841)
                                                        ----------------------     ----------------------

Cash flows from investing activities:
  Purchases of short-term investments, net                               5,263                       ----
  Purchases of property and equipment                                   (3,160)                      ----
                                                        ----------------------     ----------------------

Net cash provided by investing activities                                2,103                       ----
                                                        ----------------------     ----------------------

Cash flows from financing activities:
  Proceeds from issuance of equipment notes payable                         82                        455
  Payments on capital lease obligations                                   (130)                      (253)
  Payments on equipment notes payable                                     (144)                      ----
  Proceeds from issuance of common stock                                88,830                         23
                                                        ----------------------     ----------------------

Net cash provided by financing activities                               88,638                        225
                                                        ----------------------     ----------------------

Net increase (decrease) in cash and cash equivalents                    93,504                     (6,616)

Cash and cash equivalents at beginning of period                         7,631                      9,517
                                                        ----------------------     ----------------------

Cash and cash equivalents at end of period              $              101,135     $                2,901
                                                        ======================     ======================


Supplemental information:
  Interest paid                                         $                  114     $                   87
                                                        ======================     ======================
  Stock issued (forfeited) for notes receivable         $                -----     $                  (16)
                                                        ======================     ======================
  Issuance of stock for consulting services             $                    7     $                    2
                                                        ======================     ======================

           See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                    Preferred Stock       Common Stock
                                 ---------------------  ----------------
                                                                              Stockholder
                                 Number of              Number of                Notes         Paid in     Deferred
                                  Shares       Amount    Shares    Amount      Receivable      Capital   Compensation
                                 ---------     ------   ---------  ------     -----------      -------   ------------
Balance at December 31, 1998       10,223     $ 44,502     2,517   $   3       $    (41)      $ 15,669       $(9,762)

  Conversion of preferred
   to common stock                (10,223)     (44,502)   15,335      15             --         44,487            --

  Issuance of common stock             --           --     4,600       4             --         88,669            --

  Stock grants for consulting
   services                            --           --        --      --             --              7            --

  Deferred compensation
   related to the grant of
     stock options                     --           --        --      --             --            234          (234)

  Amortization related to
   deferred stock compensation         --           --        --      --             --             --         3,294

  Exercise of warrant to
   purchase common stock               --           --        20      --             --             --            --

  Exercise of options to
   purchase common stock               --           --       791       1             --            156            --

  Net income                           --           --        --      --             --             --            --
                               -----------    ---------   -------  ------      ----------     ---------      --------
Balance at June 30, 1999               --     $     --    23,263   $  23       $     (41)     $149,222       $(6,702)
                               ===========    =========   =======  ======      ==========     =========      ========




                                                             Total
                                        Accumulated       Stockholders'
                                          Deficit            Equity
                                        -----------       -------------
Balance at December 31, 1998            $  (23,528)          $   26,843

  Conversion of preferred to
   common stock                                 --                   --

  Issuance of common stock                      --               88,673

  Stock grants for consulting
   services                                     --                    7

  Deferred compensation
   related to the grant of
     stock options                              --                   --

  Amortization related to
   deferred stock compensation                  --                3,294

  Exercise of warrant to
   purchase common stock                        --                   --

  Exercise of options to
   purchase common stock                        --                  157

  Net income                                 1,307                1,307
                                        -----------          ----------
Balance at June 30, 1999                $  (22,221)          $  120,281
                                        ===========          ==========


           See accompanying notes to condensed financial statements

NOTE 1 - Basis of Presentation

The accompanying condensed balance sheet as of June 30, 1999, the condensed statements of operations for the three and six month periods ended June 30, 1999 and 1998, and the condensed statements of cash flows for the six month periods ended June 30, 1999 and 1998 and the statement of stockholders' equity for the six months ended June 30, 1999 have been prepared by Copper Mountain Networks, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 (File No.333-73153). Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2 - Completion of Initial Public Offering

On May 18, 1999, the Company completed its initial public offering for the sale of 4.6 million shares of common stock at a price to the public of $21 per share, which resulted in net proceeds to the Company of $89.8 million after payment of the underwriters' commissions but before deduction of offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's convertible preferred stock was automatically converted into an aggregate of 15.3 million shares of common stock.


NOTE 3 - Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 - Earnings Per Share

Basic and diluted net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 12,028,083 and 15,733,232 shares for the three and six months ending June 30, 1999 were used to calculate diluted earnings per share. Common stock equivalents of 12,611,718 and 12,567,166 shares for the three and six months ending June 30, 1998 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares issued in each of the periods presented for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

NOTE 5 - Composition of Certain Balance Sheet Captions (in thousands)


                                      June 30,         December 3
                                        1999               1998
                                   ---------------    -----------
                                    (Unaudited)
     Inventory:
        Raw materials                  $2,812             $2,582
        Work in process                 2,133                790
        Finished goods                  1,306              1,296
                                       ------             ------
                                       $6,251             $4,668
                                       ======             ======

     Accrued liabilities:
        Accrued compensation           $1,748             $  621
        Accrued warranty                1,108                418
        Income taxes payable              907               ----
        Accrued vacation                  656                493
        Other                           1,997                687
                                       ------             ------
                                       $6,416             $2,219
                                       ======             ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

   This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results or to changes in our expectations.

   Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein and in the Company's Registration Statement on Form S-1 (No. 333-73153).

Overview

  From Copper Mountain's inception in March 1996 through December 1997, its operating activities related primarily to developing, building and testing prototype products; building its technical support infrastructure; commencing the staffing of its marketing, sales and customer service organizations; and establishing relationships with its customers. We commenced shipments of our CopperEdge product family in September 1997, including our initial line cards and our CopperRocket DSL customer premise equipment, or DSL CPE. Since inception, we have incurred significant losses and as of June 30, 1999, we had an accumulated deficit of $22.2 million.

  Our revenue is generated primarily from sales of our central office based equipment: our CopperEdge 200 DSL access concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we plan to sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. For the year ended December 31, 1998, sales to our two largest customers accounted for approximately 79% of our revenue, of which sales to NorthPoint Communications, Inc. accounted for approximately 61% of our revenue and sales to Rhythms NetConnections Inc. accounted for approximately 18% of our revenue. This concentration of revenue has continued during the six months ended June 30, 1999, with Rhythms and NorthPoint accounting for approximately 48% and 37% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

  We market and sell our products directly to telecommunications service providers and, to a lesser extent, through strategic original equipment manufacturers and distributors. Currently we derive the majority of our revenue from sales made directly to telecommunications service providers. With the strategic original equipment manufacturer agreements with Lucent Technologies Inc. and 3Com Corporation, entered into at the end of 1998, we expect to generate increasing original equipment manufacturer revenue in the future.

  We outsource most of our manufacturing and supply chain management operations to Flextronics International, LTD., and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our manufacturing facility in San Diego, California. Accordingly, a significant portion of our cost of revenue consists of payments to Flextronics International Ltd.

  Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our network management software. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost-reduction objectives and, as a result, we expect these expenses to increase in absolute dollars in the future.

  Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to invest in marketing, selling and promotional programs, and therefore we expect expenses related to these programs to continue to increase substantially in absolute dollars in the future. In addition, we expect to substantially expand our field sales operations and customer support organizations, which would also result in an increase in sales and marketing expenses.

  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operation as a public company.

  Amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the deemed fair market values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally over four years. We recorded total deferred stock compensation of $1.8 million, $2.4 million, $11.1 million and $0.2 million in 1996, 1997, 1998 and the six months ended June 30, 1999, respectively, and amortized $0.2 million, $1.4 million, $3.9 million and $3.3 million in 1996, 1997, 1998 and six months ended June 30, 1999, respectively, leaving approximately $6.7 million to be amortized in future periods.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                      June 30,
                                          -----------------------------        ----------------------
                                              1999             1998               1999         1998
                                          -----------       -----------        ----------   ---------
Net revenue                                 100.0%             100.0%             100.0%       100.0%
Cost of revenue                              47.3               62.1               47.6         63.3
                                         ------------       -----------        ----------   ---------
Gross profit                                 52.7               37.9               52.4         36.7
Operating expenses:
  Research and development                   14.3              139.6               16.2        222.8
  Sales and marketing                        14.5               74.4               16.3        105.0
  General and administrative                  5.8               56.3                6.9         78.5
  Amortization of deferred stock
      compensation                            7.0               44.3                9.1         62.8
                                         ------------       -----------        ----------   ---------
      Total operating expenses               41.6              314.6               48.5        469.1
                                         ------------       -----------        ----------   ---------
Income (loss) from operations                11.1             (276.7)               3.9       (432.4)
Other Income, net                             2.9                ---                2.2          4.9
                                         ------------       -----------        ----------   ---------
Income (loss) before income taxes            14.0             (276.7)               6.1       (427.5)
Provision for income taxes                    3.8                ---                2.5          ---
                                         ------------       -----------        ----------   ---------
Net income (loss)                            10.2             (276.7)               3.6       (427.5)
                                         ============       ===========        ==========   =========

Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

  Net Revenue. Net revenue increased from $1.3 million for the three months ended June 30, 1998 to $22.9 million in the three months ended June 30, 1999. This increase was due to increased sales of our CE200 DSL access concentrators and related DSL CPE. Sales to our two largest customers, NorthPoint and Rhythms, increased from $0.6 million and $0.1 million, respectively, for the three months ended June 30, 1998 to $8.5 million and $11.1 million, respectively, for the three months ended June 30, 1999.

  Gross Profit.   Our gross profit increased from $0.5 million for the three months ended June 30, 1998 to $12.1 million in the three months ended June 30, 1999. The increase in gross profit occurred primarily because of the increase in net revenue for the period. Gross profit percentages also increased on a year over year basis, from 37.9% for the quarter ended June 30, 1998 to 52.7% for the quarter ended June 30, 1999. This increase in gross profit was primarily due to the increase in unit volumes, and to a lesser extent due to the decreased unit costs associated with improved overhead absorption and a favorable product mix.

  Research and Development.   Our research and development expenses increased
from $1.8 million for the quarter ended June 30, 1998 to $3.3 million for the quarter ended June 30, 1999. This increase was due to an increase in personnel expenses related to an increase in our engineering staff, quality and technical support costs, and higher depreciation. Research and development expenses as a percentage of net revenue decreased from 139.6% for the quarter ended June 30, 1998 to 14.3% for the quarter ended June 30, 1999. This decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue during the stated periods.

  Sales and Marketing.   Our sales and marketing expenses increased from $1.0
million for the quarter ended June 30, 1998 to $3.3 million for the quarter ended June 30, 1999. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales commissions associated with higher net revenue, and increased trade show and other promotional expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue decreased from 74.4% of net revenue for the quarter ended June 30, 1998 to 14.5% for the quarter ended June 30, 1999. This decrease was principally the result of an increase in our net revenue.

  General and Administrative. Our general and administrative expenses increased from $0.7 million for the quarter ended June 30, 1998 to $1.3 million for the quarter ended June 30, 1999. This increase was due to increased staffing for finance and accounting and management information systems personnel, and growth in recruiting and human resources expenses. General and administrative expenses as a percentage of net revenue decreased from 56.3% for the quarter ended June 30, 1998 to 5.8% for the quarter ended June 30, 1999. This decrease was primarily the result of an increase in our net revenue.

  Interest and Other income. Other income increased from $62,000 for the quarter ended June 30, 1998 to $0.7 million for the quarter ended June 30, 1999. This increase was primarily due to an increase in interest income as a result of higher average cash balances in the quarter ended June 30, 1999 which was primarily attributable to the proceeds from our initial public offering completed in May of 1999.

  Interest Expense. Our interest expense increased from $62,000 for the quarter ended June 30, 1998 to $65,000 for the quarter ended June 30, 1999.

  Provision for Income Taxes.   We did not incur any provision for income taxes
for the quarter ended June 30, 1998, while our provision for the quarter ended June 30, 1999 was $0.9 million. The provision for income taxes for the three months ended June 30, 1999 is based on an estimate of the effective tax rate for the entire 1999 fiscal year.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

  Net Revenue. Net revenue increased from $1.6 million for the six months ended June 30, 1998 to $36.1 million in the six months ended June 30, 1999. This increase was due to increased sales of our CE200 DSL access concentrators and related DSL CPE. Sales to our two largest customers, NorthPoint and Rhythms, increased from $0.9 million and $0.1 million, respectively, for the six months ended June 30, 1998 to $13.3 million and $17.5 million, respectively, for the six months ended June 30, 1999.

  Gross Profit.   Our gross profit increased from $0.6 million for the six
months ended June 30, 1998 to $18.9 million for the six months ended June 30, 1999. The increase in gross profit occurred primarily because of the increase in net revenue for the period. Gross profit percentages also increased on a year over year basis, from 36.7% for the six months ended June 30, 1998 to 52.4% for the six months ended June 30, 1999. This increase in gross profit was primarily due to the increase in unit volumes, and to a lesser extent due to the decreased unit costs associated with improved overhead absorption and a favorable product mix.

  Research and Development.   Our research and development expenses increased
from $3.6 million for the six months ended June 30, 1998 to $5.8 million for the six months ended June 30, 1999. This increase was due to an increase in personnel expenses related to more full-time engineering staff, quality and technical support costs, and higher depreciation. Research and development expenses as a percentage of net revenue decreased from 222.8% for the six months ended June 30, 1998 to 16.2% for the six months ended June 30, 1999. This decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue during the stated periods.

  Sales and Marketing.   Our sales and marketing expenses increased from $1.7
million for the six months ended June 30, 1998 to $5.9 million for the six months ended June 30, 1999. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales commissions associated with higher net revenue and increased trade show and other promotional expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue decreased from 105.0% of net revenue for the six months ended June 30, 1998 to 16.3% for the six months ended June 30, 1999. This decrease was principally the result of an increase in our net revenue.

  General and Administrative. Our general and administrative expenses increased from $1.3 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999. This increase was due to increased staffing for finance and accounting and management information systems personnel, and growth in recruiting and human resources expenses. General and administrative expenses as a percentage of net revenue decreased from 78.5% for the six months ended June 30, 1998 to 6.9% for the six months ended June 30, 1999. This decrease was primarily the result of an increase in our net revenue.

  Interest and Other income. Other income increased from $175,000 for the six months ended June 30, 1998 to $0.9 million for the six months ended June 30, 1999. This increase was primarily due to an increase in interest income as a result of higher average cash balances in the six months ended June 30, 1999 which was primarily attributable to the proceeds from our initial public offering completed in May of 1999.

  Interest Expense.   Our interest expense increased from $95,000 for the six
months ended June 30, 1998 to $122,000 for the six months ended June 30, 1999.

  Provision for Income Taxes.   We did not incur any provision for income taxes
for the six months ended June 30, 1998, while our provision for the six months ended June 30, 1999 was $0.9 million. The provision for income taxes for the six months ended June 30, 1999 is based on an estimate of the effective tax rate for the entire 1999 fiscal year.

Liquidity and Capital Resources

  Since our inception, we have financed our operations primarily through the sale of equity securities. Through 1998, we raised approximately $44.5 million, net of fees and expenses, through the sale of preferred stock offerings. In May 1999, we closed our initial public offering with proceeds to us of approximately $90.0 million. Additionally, we have received loans for the purchase of capital equipment.

  At June 30, 1999, we had cash and cash equivalents of $101.1 million and short-term investments of $5.6 million. We have a $4.0 million line of credit agreement with a bank which allows us to borrow an amount equal to 80% of eligible accounts receivable plus the lesser of 25% of our eligible inventory or $500,000. There were no amounts outstanding under the line of credit at June 30, 1999. As of June 30, 1999 we had $2.6 million outstanding under various equipment financing arrangements

  Cash provided by/(used for) operating activities for the six months ended June 30, 1999 and 1998 was $2.8 million and $(6.8) million, respectively. This increase was primarily the result of an increase in net income, depreciation and non-cash compensation.

  Cash provided by investing activities for the six months ended June 30, 1999
and 1998 was $2.1 million and zero, respectively.   This increase was the result
of net sales of short-term investments, which was partially offset by the purchase of computers and other equipment.

  Cash provided by financing activities for the six months ended June 30, 1999 and 1998 was $88.6 million and $0.2 million, respectively. This increase was primarily due to the proceeds from our initial public offering.

  We have no material commitments other than obligations under our credit facilities and operating and capital leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend significant amounts on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

  In future periods, we generally anticipate significant increases in working capital on a period-to-period basis primarily as a result of planned increased product revenue. In conjunction with the expected increase in revenue, we expect higher relative levels of inventory and accounts receivable. While we also expect an increase in accounts payable and other liabilities, we do not expect that they will offset the increases in inventory and accounts receivable.

  We believe that our cash and cash equivalents balances, short-term investments, funds available under our existing line of credit and any cash generated from operations will be sufficient to satisfy our cash requirements for at least the next twelve months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Impact of Year 2000

  Many computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

  We implemented a compliance plan to identify and remediate Year 2000 problems for our products, internal infrastructure and technology based office equipment. We have completed the testing of our products and believe that they are Year 2000 compliant. As we develop and design new products we will continue to test them for Year 2000 compliance. We have completed our Year 2000 compliance testing for our critical internal systems and we believe that we have identified all potential problem areas. We expect to complete the remediation of our internal systems by the end of September 1999. We do not anticipate that the remaining modifications to our internal systems will have a material impact on our operating results. We have also completed our Year 2000 compliance testing on our office equipment and believe that we are substantially year 2000 compliant and in any case we do not expect that these systems will require material modifications.

  We estimate that the total cost of completing our Year 2000 compliance program including all required modifications, upgrades or replacements of our internal systems will not exceed $100,000, most of which we expect to incur during calendar 1999. This estimate is being monitored, and we will revise it as additional information becomes available.

  As part of our Year 2000 plan, we contacted third-party suppliers of components and our key subcontractors used in the delivery of our products to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, we have limited or no control over the actions of these third-party suppliers and subcontractors. Thus, while we expect that we will be able to resolve any significant Year 2000 Problems with these third parties, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve Year 2000 Problems with their systems could have a material adverse effect on our business, financial condition and results of operations.

  We are developing contingency plans to be implemented if our efforts to identify and correct Year 2000 Problems affecting our internal systems are not effective. Our implementation of any contingency plans could have a material adverse effect on our business, financial condition and results of operations.

  The discussion of our efforts and expectations relating to Year 2000 compliance are forward-looking statements. The Company believes that its products and critical systems will be Year 2000 compliant by the end of September 1999. However, there is no guarantee that these results will be achieved. Our ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third-party suppliers' ability to modify proprietary software, and unanticipated problems not identified in the ongoing compliance review.


Risk Factors That May Affect Results of Operations and Financial Condition

  You should carefully consider the following risk factors and the other information included herein as well as the information included in our Registration statement on Form S-1 (No. 333-73153) before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

  Copper Mountain Has a History of Losses and May Not Achieve or Sustain Annual Profitability

  Copper Mountain has had accumulated losses of $22.2 million since its inception and may continue to incur net losses in the future. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenues to achieve and sustain profitability on an annual basis. Although our revenue has grown in recent quarters, on an annual basis, we cannot be certain that our revenue growth will continue or increase in the future or that we will realize sufficient revenues to achieve and sustain annual profitability.

  Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

  Copper Mountain sells its products predominantly to competitive local exchange carriers. Aggregate sales to our two largest customers accounted for approximately 85% of our total net revenues for the six months ended June 30, 1999. Sales to our most significant customers, Rhythms NetConnections, Inc. and NorthPoint Communications, Inc., accounted for approximately 48% and 37% of Copper Mountain's net revenues, respectively, for the six months ended June 30, 1999. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

  .  the product requirements of these customers;

  .  the financial and operational success of these customers; and

  .  the success of these customers' services deployed using our products.

  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our recognition of revenues, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.


  Copper Mountain Has a Limited Operating History

  Copper Mountain has a very limited operating history. We were incorporated in March 1996 and have generated only limited revenues. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations and you should not expect future revenue growth to be comparable to our recent revenue growth. In addition, we believe that comparing different periods of our operating results is not meaningful, as you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the telecommunications equipment industry. Some of the specific risks include whether we are able:

  . to compete in the intensely competitive market for telecommunications equipment;

  .  to expand our sales, support and distribution organization;

  .  to timely and effectively introduce new products and product enhancements;
     and

  .  to expand our operational infrastructure.

We discuss these and other risks in more detail below.


   A Number of Factors Could Cause Copper Mountain's Operating Results to Fluctuate Significantly and Cause Its Stock Price to be Volatile

  Copper Mountain's quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of its control. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

  . the timing and amount of, or cancellation or rescheduling of, orders for our products and services, particularly large orders from our key customers and original equipment manufacturers;

  . our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

  . announcements, new product introductions and reductions in price of products offered by our competitors;

  .  a decrease in the average selling prices of our products;

  .  our ability to achieve cost reductions;

  . our ability to obtain sufficient supplies of sole or limited source components for our products;

  .  changes in the prices of our components;

  . our ability to attain and maintain production volumes and quality levels for our products;

  . the mix of products sold and the mix of distribution channels through which they are sold;

  .  fluctuations in demand for our products and services;

  . costs relating to possible acquisitions and integration of technologies or businesses; and

  . telecommunications and DSL market conditions and economic conditions generally.

  Historically, our backlog at the beginning of each quarter has not been equal to expected revenue for that quarter. Accordingly, we are dependent upon obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of products could occur at the end of our fiscal quarter. Failure to ship products by the end of a quarter may adversely affect our operating results. Furthermore, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

  Copper Mountain Sells the Majority of Its Products to Emerging
Telecommunications Service Providers That May Reduce or Discontinue Their Purchase of Copper Mountain's Products At Any Time

  The customers of Copper Mountain's products to date have predominantly been telecommunications service providers. The market for the services provided by telecommunications service providers who compete against traditional telephone companies has only begun to emerge since the passage of the Telecommunications Act of 1996 (the "Telecom Act"), and many of these service providers are still building their infrastructure and rolling out their services. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunications service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our customers are forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations. In addition, many of the industries in which telecommunications service providers operate have recently experienced consolidation. The loss of one or more of our telecommunications service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently have a material adverse effect on our business, financial condition and results of operations.

  If DSL Technology and Copper Mountain's DSL Product Offerings Are Not Accepted by Telecommunications Service Providers, Copper Mountain May Not Be Able to Sustain or Grow Its Business

  Copper Mountain's future success is substantially dependent upon whether DSL technology gains widespread market acceptance by telecommunications service providers, of which there are a limited number, and end users of their services. We have invested substantial resources in the development of DSL technology, and all of our products are based on DSL technology. Telecommunications service providers are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by Copper Mountain. Even if telecommunications service providers adopt policies favoring full-scale implementation of DSL technology, they may not choose to purchase our DSL product offerings. In addition, we have limited ability to influence or control decisions made by telecommunications service providers. In the event that the telecommunications service providers to whom we market our products adopt technologies other than the DSL technologies offered by Copper Mountain or choose not to purchase Copper Mountain's DSL product offerings, we may not be able to sustain or grow our business.

  Unless Copper Mountain Is Able to Keep Pace With the Rapidly Changing Product Requirements of Its Customers, It Will Not Be Able to Sustain or Grow Its Business

  The telecommunications and data communications markets are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and evolving offerings by telecommunications service providers. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could materially adversely affect our business, financial condition and results of operations.

  Copper Mountain's Product Cycles Tend to be Short and Copper Mountain May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Do Not Occur When Anticipated

  In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write-off excess and obsolete inventory. In the past, we have experienced such write-offs attributed to the obsolescence of certain printed circuit boards. If we incur substantial sales, marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for such expenses, it could have a material adverse effect on our business, financial condition and results of operations.

  Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

  Copper Mountain's success will be substantially dependent upon its strategic partnerships, including its original equipment manufacturer agreements with Lucent Technologies Inc. and 3Com Corporation under which we have agreed to manufacture, co-brand and/or sell our products to Lucent and 3Com. The amount and timing of resources which our strategic partners devote to our business is not within our control. Our strategic partners may not perform their obligations as expected. Agreements with our strategic partners are relatively new, and we cannot be certain that any revenue will be derived from strategic arrangements. If any of our strategic partners breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that these relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

  In January 1999, shortly after we entered into our original equipment manufacturer agreement with Lucent, Lucent announced an agreement to acquire Ascend Communications, Inc., a competitor of ours which offers a competing DSL solution. As a result, Lucent may seek to reduce the marketing and/or sales of our products in favor of competitive products manufactured by Ascend.

  Intense Competition in the Market for Telecommunications Equipment Could Prevent Copper Mountain From Increasing or Sustaining Revenue and Prevent Copper Mountain From Achieving or Sustaining Annual Profitability

  The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Cisco Systems, Inc., Lucent Technologies, Inc., Alcatel S.A., Nokia Corporation and Paradyne Corporation. We also compete with other DSL equipment providers. If we are unable to compete effectively in the market for DSL telecommunications equipment, our revenue and future profitability could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Also, to the extent we introduce new product offerings intended to capitalize on the anticipated trend toward broad deployment of DSL services, including DSL services targeted at residential subscribers seeking high-speed access to public communications networks, we will encounter new competitors such as coaxial cable and wireless equipment vendors. Even if we are successful in competing in the business DSL market, we may not be able to compete successfully in the market for residential subscribers.


  Future Consolidation in the Telecommunications Equipment Industry May Increase Competition That Could Harm Copper Mountain's Business

  The markets in which Copper Mountain competes are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry could require that we reduce the prices of our products and result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on certain strategic relationships with third parties in our industry, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

  Copper Mountain May Experience Difficulties in the Introduction of New Products That Could Result in Copper Mountain having to Incur Significant Unexpected Expenses or Delay the Launch of New Products

  Copper Mountain intends to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, such as new DSL Access Concentrators, line cards for different DSL variants and new types of customer premise equipment. We may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in:

  .  delays in or loss of market acceptance and sales;

  .  diversion of development resources;

  .  injury to our reputation; and

  .  increased service and warranty costs.

Any of these could materially adversely affect our business, financial condition and results of operations.


  Copper Mountain Is Dependent on Widespread Market Acceptance of Its Products

  Widespread market acceptance of Copper Mountain's products is critical to its future success. Factors that may affect the market acceptance of our products include market acceptance of DSL technology in particular, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies and the success and development of our resellers, original equipment manufacturers and field sales channels. Many of these factors are beyond our control. The introduction of new and enhanced products may cause certain customers to defer or return orders for existing products. Although we maintain reserves against such returns, such reserves may not be adequate. We cannot be certain that we will not experience delays in product development in the future. Failure of our existing or future products to maintain and achieve meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations.


  Because Substantially All of Copper Mountain's Revenue is Derived From Sales of a Small Number of Products Its Future Operating Results Will Be Dependent on Sales of These Products

  Copper Mountain currently derives substantially all of its revenues from its product family of DSL solutions and expects that this concentration will continue in the foreseeable future. The market may not continue to demand our current products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. Factors that could affect sales of our current or new or enhanced products include:

  .  the demand for DSL solutions;

  . our successful development, introduction and market acceptance of new and enhanced products that address customer requirements;

  .  product introductions or announcements by our competitors;

  . price competition in our industry and between DSL and competing technologies; and

  .  technological change.


  Copper Mountain's Limited Ability to Protect Its Intellectual Property May Adversely Affect Its Ability to Compete

  Copper Mountain's success and ability to compete is dependent in part upon its proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents, although we have one patent application pending which we intend to pursue but which is not central to our current business. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

  If Copper Mountain Loses Key Personnel It May Not Be Able to Successfully Operate Its Business

  Copper Mountain's success depends to a significant degree upon the continued contributions of the principal members of its sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our senior management. Except for agreements with our President and Chief Executive Officer, Chief Technology Officer, and Vice President of Engineering, we do not have employment contracts with our key personnel. In any event, employment contracts would not prevent key personnel from terminating their employment with Copper Mountain. The loss of the services of any key personnel, particularly senior management and engineers, could materially adversely affect our business, financial condition and results of operations.


  If Copper Mountain is Unable to Retain and Hire Additional Qualified Personnel As Necessary, It May Not Be Able to Successfully Achieve Its Objectives

  Copper Mountain has experienced growth in revenues and expansion of its operations which have placed significant demands on its management, engineering staff and facilities. We have recently hired additional engineering, sales, marketing, customer support and accounting personnel. Continued growth will also require us to hire more engineering, sales and administrative personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

  In addition, companies in the telecommunications industry whose employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. We received one such notice from another company and, although to date this notice has not resulted in litigation, we may receive other notices in the future as we seek to hire qualified personnel and such notices may result in material litigation. We could incur substantial costs in defending ourselves against any such litigation, regardless of the merits or outcome of such litigation.

  Failure to Manage the Growth of Copper Mountain's Operations Will Adversely Affect Its Business

  Copper Mountain has rapidly and significantly expanded its operations and anticipates that further significant expansion will be required to address potential growth in its client base and market opportunities if it is successful in implementing its business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected. During 1998, we increased the number of employees from 56 to 111 and during the first six months of 1999 we added 74 additional employees bringing the total to 185. This expansion is placing a significant strain on our managerial and operational resources. Most of our existing senior management personnel joined us within the last 18 months, including a number of key managerial, technical and operations personnel who we have not yet fully integrated. We expect to add additional key personnel in the near future, including direct sales and marketing personnel. To manage the expected growth of our operations and personnel, we will be required to:

  . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

  .  install new management information systems; and

  . train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

  We operate our business from facilities in Palo Alto, California and San Diego, California. We face challenges related to effectively and efficiently coordinating our operations between these facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.

  Copper Mountain's Dependence on Sole and Single Source Suppliers Exposes It to Supply Interruption

  Although Copper Mountain generally uses standard parts and components for its products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations. We presently purchase two key components from vendors for which there are currently no substitutes: a semiconductor chip, and a system control module. We are evaluating alternate source vendors for each of these key components, but any alternate vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.

  In addition, the manufacture of certain of these single or sole source components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively impact cost and timely delivery of our products. Any significant interruption in the supply, or degradation in the quality, of any component could have a material adverse effect on our business, financial condition and results of operations.

  Copper Mountain's Dependence on Independent Manufacturers Could Result in Product Delivery Delays

  Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. Recently we entered into a formal manufacturing agreement with Flextronics International, LTD. located in Freemont California. Flextronics is our main source of independent manufacturing. If our manufacturers are unable or unwilling to continue manufacturing our components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Moreover, since all of our final assembly and tests are performed in one location, any fire or other disaster at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.

  Copper Mountain's Customers May Demand Preferential Terms or Delay Copper Mountain's Sales Cycle, Which May Result in Operating Losses for Copper Mountain

  Copper Mountain's customers tend to be significantly larger than Copper Mountain and are able to exert a high degree of influence over Copper Mountain. They have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes, often taking up to one year. Accordingly, we are continually submitting successive versions of our products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets and regulatory issues affecting telecommunication service providers. Delays in the product approval process could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, such approvals and the ensuing sales of such products may not continue to occur. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could result in operating losses and cause our results of operations to vary significantly from quarter to quarter.


  Changes to Regulations Affecting the Telecommunications Industry Could Reduce Demand for Copper Mountain's Products or Adversely Affect Its Results of Operations

  Any changes to legal requirements relating to the telecommunications industry, including the adoption of new regulations by federal or state regulatory authorities under current laws or any legal challenges to existing laws or regulations relating to the telecommunications industry could have a material adverse effect upon the market for Copper Mountain's products. Moreover, our distributors or telecommunications service provider customers may require, or we may otherwise deem it necessary or advisable, that we modify our products to address actual or anticipated changes in the regulatory environment. Our inability to modify our products or address any regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

  Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed

  Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business, financial condition or results of operations.

  Claims Against Copper Mountain Alleging Its Infringement of a Third Party's Intellectual Property Could Result in Significant Expense to Copper Mountain and Result in Its Loss of Significant Rights

  The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. In addition, in our agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

  Copper Mountain's Failure to Comply with Regulations and Evolving Industry Standards Could Delay Its Introduction of New Products

  The market for Copper Mountain's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In order to meet the requirements of our customers, our products may be required to comply with various regulations including those promulgated by the Federal Communications Commission, or FCC, and standards established by Underwriters Laboratories and Bell Communications Research. Failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay the introduction of our products. Moreover, enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and results of operations.

  If Copper Mountain's Products Contain Defects, Copper Mountain May Be Subject to Significant Liability Claims from Its Customers and the End-Users of Its Products and Incur Significant Unexpected Expenses and Lost Sales

  Copper Mountain's products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, product returns, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims resulting from a defect in one of our products. Although we maintain product liability insurance covering certain damages arising from implementation and use of our products, our insurance may not cover any claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful could seriously damage our reputation and our business.

  Copper Mountain May Engage in Future Acquisitions That Dilute Its Stockholders, Cause It to Incur Debt and Assume Contingent Liabilities

  As part of Copper Mountain's business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could:

  . issue equity securities which would dilute current stockholders' percentage ownership;

  .  incur substantial debt; or

  .  assume contingent liabilities.

  Such actions by us could materially adversely affect our results of operations and/or the price of our common stock. Acquisitions also entail numerous risks, including:

  .  difficulties in assimilating acquired operations, technologies or products;

  . unanticipated costs associated with the acquisition could materially adversely affect our results of operations;

  .  diversion of management's attention from other business concerns;

  . adverse effects on existing business relationships with suppliers and customers;

  .  risks of entering markets in which we have no or limited prior experience;
     and

  .  potential loss of key employees of acquired organizations.

  We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

  Control by a Small Number of Stockholders May Limit the Ability of Other Stockholders to Influence the Outcome of Director Elections and Other Matters Requiring Stockholder Approval

  Copper Mountain's executive officers, directors and principal stockholders and their affiliates own approximately 45% of the outstanding shares of common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.


  Copper Mountain's stock price has been and may continue to be extremely volatile

  The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  .  actual or anticipated variations in quarterly operating results;

  .  announcements of technological innovations;

  .  new products or services offered by us or our competitors;

  .  changes in financial estimates by securities analysts;

  . announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

  .  additions or departures of key personnel;

  .  sales of common stock; and

  .  other events or factors, many of which are beyond our control.

  In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would materially adversely affect our business, financial condition and results of operations.


  Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

  Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of June 30, 1999, we have 23,263,238 shares of common stock outstanding, of which approximately 4,600,000 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. The officers and directors and all of our existing stockholders have agreed with Morgan Stanley & Co. Incorporated or have otherwise agreed with us not to sell or otherwise dispose of any of their until November 9, 1999.

However, Morgan Stanley & Co. Incorporated may, in its sole discretion, at any time without notice, release all or any portion of the shares subject to lock-up agreements. Sales of common stock by existing stockholders in the public market, or the availability of such shares for sale, could adversely affect the market price of the common stock.

  In June 1999 we filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,195,587 shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan and 1999 Employee Stock Purchase Plan and for options issued outside such plans. On November 9, 1999 at least 1,235,369 shares will be subject to immediately exercisable options (based on options outstanding on June 30, 1999). Sales of a large number of shares could have an adverse effect on the market price for our common stock.

  Holders of 15,670,530 shares of common stock (including shares issuable upon exercise of warrants) will have certain rights with respect to registration of such shares for sale to the public. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price for our common stock. If we were to include in a company-initiated registration shares held by such holders pursuant to the exercise of their registration rights, such sales may have an adverse effect on our ability to raise needed capital.


  Certain Provisions in Copper Mountain's Corporate Charter and Bylaws May Discourage Take-Over Attempts and Thus Depress the Market Price of Our Stock

  Provisions in Copper Mountain's certificate of incorporation, as amended and restated upon the closing of this offering, may have the effect of delaying or preventing a change of control or changes in its management. These provisions include:

  . the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

  . the ability of the board of directors to alter our bylaws without getting stockholder approval;

  . the ability of the board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with terms set by the board of directors; and

  . the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

  Each of these provisions could discourage potential take-over attempts and could adversely affect the market price of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at June 30, 1999.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Copper Mountain Networks, Inc.



Date: August 6, 1999              /s/  Richard S. Gilbert
                                       ------------------
                                       Richard S. Gilbert
                                       President
                                       Chief Executive Officer



                                  /s/  John A. Creelman
                                       ----------------
                                       John A. Creelman
                                       Vice President of Finance
                                       Chief Financial Officer
                                       Secretary