Form 10-Q
period 1999-09-30
COPPER MOUNTAIN NETWORKS INC
filed 1999-11-12
CIK 1031951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 30, 1999.
     or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   [X]     No   [ ]

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of October 31, 1999 was 23,508,592.

                        COPPER MOUNTAIN NETWORKS, INC.
                                     INDEX



                                                                     Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets at September 30,
                    1999 and December 31, 1998                         2

                  Condensed Statements of Operations for the
                    three and nine months ended September 30,
                    1999 and 1998                                      3

                  Condensed Statements of Cash Flows for the
                    nine months ended September 30, 1999 and 1998      4

                  Condensed Statement of Stockholders' Equity
                    for the nine months ended September 30, 1999       5

                  Notes to Condensed Financial Statements              6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8

         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                       25

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                     26

                        COPPER MOUNTAIN NETWORKS, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                       September 30,          December 31,
                                                           1999                  1998
                                                     ---------------        --------------
                                                         (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                            $ 30,977               $  7,631
   Short-term marketable investments                      80,278                 10,898
   Accounts receivable                                    16,593                  8,026
   Inventory                                              10,098                  4,668
   Other current assets                                      720                    476
                                                        --------               --------
Total current assets                                     138,666                 31,699
Property and equipment, net                                7,114                  3,214
Marketable investments                                     5,267                     --
Other assets                                               1,374                  1,296
                                                        --------               --------
Total assets                                            $152,421               $ 36,209
                                                        ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                     $  7,865               $  4,371
   Accrued liabilities                                    13,832                  2,219
   Current portion of obligations under capital
     leases and equipment notes payable                    1,399                    783
                                                        --------               --------
Total current liabilities                                 23,096                  7,373
Obligations under capital leases and equipment
  notes payable, less current portion                      3,090                  1,965
Other accrued                                                 98                     28

Stockholders' equity:
   Convertible preferred stock                                --                 44,502
   Common stock                                               23                      3
   Notes receivable from stockholders                        (41)                   (41)
   Paid in capital                                       149,241                 15,669
   Deferred compensation                                  (5,510)                (9,762)
   Accumulated deficit                                   (17,576)               (23,528)
                                                        --------               --------
Total stockholders' equity                               126,137                 26,843
                                                        --------               --------

Total liabilities and stockholders' equity              $152,421               $ 36,209
                                                        ========               ========


           See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                  ---------------------       ----------------------
                                                    1999         1998           1999          1998
                                                  -------       -------       --------      --------

Net revenue                                       $32,016       $ 5,556       $68,122       $  7,154
Cost of revenue                                    15,017         3,359        32,216          4,371
                                                  -------       -------       -------       --------
  Gross profit                                     16,999         2,197        35,906          2,783
Operating expenses:
  Research and development                          4,065         1,765         9,903          5,326
  Sales and marketing                               4,180         1,377        10,079          3,056
  General and administrative                        1,373           971         3,835          2,226
  Amortization of deferred stock compensation       1,192         1,294         4,486          2,297
                                                  -------       -------       -------       --------
      Total operating expenses                     10,810         5,407        28,303         12,905
                                                  -------       -------       -------       --------

Income (loss) from operations                       6,189        (3,210)        7,603        (10,122)

Other income (expense):
     Interest and other income                      1,758            18         2,678            193
     Interest expense                                 (72)          (65)         (193)          (160)
                                                  -------       -------       -------       --------
Income (loss) before income taxes                   7,875        (3,257)       10,088        (10,089)
Provision for income taxes                          3,229            --         4,136             --
                                                  -------       -------       -------       --------
Net income (loss)                                 $ 4,646       $(3,257)      $ 5,952       $(10,089)
                                                  =======       =======       =======       ========


Basic net income (loss) per share                 $  0.20       $ (2.32)      $  0.46       $  (8.27)
                                                  =======       =======       =======       ========

Diluted net income (loss) per share               $  0.16       $ (2.32)      $  0.23       $  (8.27)
                                                  =======       =======       =======       ========


Basic common equivalent shares                     23,003         1,403        12,904          1,220
                                                  =======       =======       =======       ========

Diluted common equivalent shares                   28,272         1,403        25,390          1,220
                                                  =======       =======       =======       ========




           See accompanying notes to condensed financial statements.

                        COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      ---------------------------
                                                                        1999              1998
                                                                      ---------         ---------
Cash flows from operating activities:
  Net income (loss)                                                    $  5,952          $(10,089)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used) in operating activities:
       Depreciation and amortization                                      1,803               858
       Non-cash compensation                                              4,493             2,302
       Changes in operating assets and liabilities:
          Accounts receivable                                            (8,567)           (3,724)
          Inventory                                                      (5,430)           (2,630)
          Other current assets and other assets                            (337)             (183)
          Accounts payable and accrued liabilities                       15,177             2,925
                                                                       --------          --------
Net cash provided by (used in) operating activities                      13,091           (10,541)
                                                                       --------          --------

Cash flows from investing activities:
  Purchases of marketable investments, net                              (74,647)           (1,266)
  Purchases of property and equipment                                    (5,688)               --
                                                                       --------          --------

Net cash used in investing activities                                   (80,335)           (1,266)
                                                                       --------          --------

Cash flows from financing activities:
  Proceeds from equipment notes payable                                   2,203             1,311
  Proceeds from line of credit                                               --             2,000
  Payments on capital lease obligations                                    (244)               --
  Payments on equipment notes payable                                      (218)             (402)
  Proceeds from issuance of common stock                                 88,849                 2
                                                                       --------          --------

Net cash provided by financing activities                                90,590             2,911
                                                                       --------          --------

Net increase (decrease) in cash and cash equivalents                     23,346            (8,896)

Cash and cash equivalents at beginning of period                          7,631             9,517
                                                                       --------          --------

Cash and cash equivalents at end of period                             $ 30,977          $    621
                                                                       ========          ========


Supplemental information:
  Interest paid                                                        $    193          $    160
                                                                       ========          ========
  Stock forfeited for notes receivable                                 $     --          $     16
                                                                       ========          ========
  Issuance of stock for consulting services                            $      7          $      5
                                                                       ========          ========


           See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                        Preferred Stock                  Common Stock
                                    ------------------------        --------------------
                                      Number of                     Number of                 Stockholder Notes
                                       Shares       Amount           Shares       Amount         Receivable
                                    ------------   ---------        ---------    --------     -----------------
Balance at December 31, 1998           10,223       $ 44,502          2,517       $  3          $     (41)
  Conversion of preferred
   to common stock                    (10,223)       (44,502)        15,335         15                 --

  Issuance of  common stock                --             --          4,600          4                 --

  Stock grants for                         --             --              1         --                 --
   consulting services
                                           --             --             --         --                 --
  Deferred compensation
   related to the grant of
   stock options
                                           --             --             --         --                 --
  Amortization related to
   deferred stock compensation
                                           --             --             --         --                 --
  Net exercise of warrant to
    purchase common stock
                                           --             --             96         --                 --
  Exercise of options to
   purchase common stock
                                           --             --            835          1                 --
  Net income
                                           --             --             --         --                 --
Balance at September 30, 1999         -------       --------         ------       ----           --------
                                           --       $     --         23,384       $ 23           $   (41)
                                      =======       ========         ======       ====          =========


                                                                                     Total
                                    Paid in         Deferred       Accumulated    Stockholders'
                                    Capital       Compensation       Deficit         Equity
                                    --------      ------------     -----------    ------------
Balance at December 31, 1998        $ 15,669       $  (9,762)       $ (23,528)     $  26,843

  Conversion of preferred
   to common stock                    44,487             --                --             --

  Issuance of common stock            88,669             --                --         88,673

  Stock grants for
   consulting services                     7             --                --              7

  Deferred compensation
   related to the grant of
   stock options                         234           (234)               --             --

  Amortization related to
   deferred stock compensation            --          4,486                --          4,486

  Net exercise of warrant to
    purchase common stock                 --             --                --             --

  Exercise of options to
   purchase common stock                 175             --                --            176

  Net income                              --             --             5,952          5,952
                                    --------      ---------        ----------      ---------
Balance at September 30, 1999       $149,241      $  (5,510)       $  (17,576)     $ 126,137
                                    ========      =========        ==========      =========



           See accompanying notes to condensed financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of September 30, 1999, the condensed statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the condensed statements of cash flows for the nine month periods ended September 30, 1999 and 1998 and the statement of stockholders' equity for the nine months ended September 30, 1999 have been prepared by Copper Mountain Networks, Inc. (the "Company"), and have not been audited. These financial statements, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 (File No.333-73153). Interim operating results are not necessarily indicative of operating results for the full year.


NOTE 2 - MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - EARNINGS PER SHARE

Basic and diluted net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 5,269,109 and 12,485,635 shares for the three and nine months ending September 30, 1999 were used to calculate diluted earnings per share. Common stock equivalents of 12,825,102 and 12,556,847 shares for the three and nine months ending September 30, 1998 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares issued in each of the periods presented for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.


NOTE 4 - EQUIPMENT FINANCING

In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. As of September 30, 1999, the full amount of funds available under the equipment loan had been utilized. As of September 30, 1999, the Company had $1.9 million available for future borrowings under the capital lease agreement. The borrowings under the equipment financing agreement and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.7%. Both obligations are secured by the related equipment. All borrowings under the capital lease agreement must be completed by March 31, 2000.

NOTE 5 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (in thousands)


                          September 30,    December 31,
                              1999             1998
                          ------------     ------------
                          (Unaudited)
Inventory:
  Raw materials             $  5,190          $ 2,582
  Work in process              1,512              790
  Finished goods               3,396            1,296
                            --------          -------
                            $ 10,098          $ 4,668
                            ========          =======


Accrued liabilities:
  Income taxes payable      $  4,136               --
  Deferred revenue             3,071               --
  Accrued compensation         3,027            1,114
  Accrued warranty             1,613              418
  Other                        1,985              687
                            --------          -------
                            $ 13,832          $ 2,219
                            ========          =======

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

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

OVERVIEW

  From Copper Mountain's inception in March 1996 through December 1997, its operating activities related primarily to developing, building and testing prototype products; building its technical support infrastructure; commencing the staffing of its marketing, sales and customer service organizations; and establishing relationships with its customers. We commenced shipments of our CopperEdge product family in September 1997, including our initial line cards and our CopperRocket DSL customer premise equipment, or DSL CPE. Since inception, we have incurred significant losses on an annual basis and as of September 30, 1999, we had an accumulated deficit of $17.6 million.

  Our revenue is generated primarily from sales of our central office based equipment: our CopperEdge 200 DSL access concentrators, or the CE200's, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we plan to sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. For the year ended December 31, 1998, sales to our two largest customers accounted for approximately 79% of our revenue, of which sales to NorthPoint Communications, Inc. accounted for approximately 61% of our revenue and sales to Rhythms NetConnections Inc. accounted for approximately 18% of our revenue. This concentration of revenue has continued during the nine months ended September 30, 1999, with Rhythms, NorthPoint, and Lucent accounting for approximately 40%, 40%, and 10% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

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

  Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to continue to invest in marketing, selling and promotional programs, and therefore we expect expenses related to these programs to continue to increase substantially in absolute dollars in the future. In addition, we expect to substantially expand our field sales operations and customer support organizations, which would also result in an increase in sales and marketing expenses.

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

  Amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the deemed fair market values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally over four years. We recorded total deferred stock compensation of $1.8 million, $2.4 million, $11.1 million and $0.2 million in 1996, 1997, 1998 and the nine months ended September 30, 1999, respectively, and amortized $0.2 million, $1.4 million, $3.9 million and $4.5 million in 1996, 1997, 1998 and nine months ended September 30, 1999, respectively, leaving approximately $5.5 million to be amortized in future periods.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                          Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                          ------------------       ------------------
                                           1999        1998         1999        1998
                                          ------       -----       ------      ------
Net revenue                               100.0%       100.0%       100.0%      100.0%
Cost of revenue                            46.9         60.5         47.3        61.1
                                          -----        -----       ------      ------
Gross profit                               53.1         39.5         52.7        38.9
Operating expenses:
  Research and development                 12.7         31.8         14.5        74.4
  Sales and marketing                      13.1         24.8         14.8        42.7
  General and administrative                4.3         17.4          5.7        31.2
  Amortization of deferred stock
      Compensation                          3.7         23.3          6.6        32.1
                                          -----        -----       ------      ------
      Total operating expenses             33.8         97.3         41.6       180.4
                                          -----        -----       ------      ------
Income (loss) from operations              19.3        (57.8)        11.1      (141.5)
Other Income, net                           5.3         (0.8)         3.7         0.5
                                          -----        -----       ------      ------
Income (loss) before income taxes          24.6        (58.6)        14.8      (141.0)
Provision for income taxes                 10.1           --          6.1          --
                                          -----        -----       ------      ------
Net income (loss)                          14.5        (58.6)         8.7      (141.0)
                                          =====        =====       ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

  Net Revenue.   Net revenue increased from $5.6 million for the three months ended September 30, 1998 to $32.0 million in the three months ended September 30, 1999. This increase was due to increased sales of our CE200 DSL access concentrators and related line cards. Sales to our three largest customers, NorthPoint, Rhythms, and Lucent increased from $2.8 million, $1.3 million and zero, respectively, for the three months ended September 30, 1998 to $14.0 million, $9.4 million, and $5.2 million, respectively, for the three months ended September 30, 1999.

  Gross Profit.   Our gross profit increased from $2.2 million for the three months ended September 30, 1998 to $17.0 million in the three months ended September 30, 1999. The increase in gross profit occurred primarily because of the increase in net revenue for the period. Gross profit percentages also increased on a year over year basis, from 39.5% for the quarter ended September 30, 1998 to 53.1% for the quarter ended September 30, 1999. The increase in gross profit as a percentage of sales was primarily due to an increase in unit volumes, a favorable product mix, and decreased unit costs associated with improved overhead absorption.

  Research and Development.   Our research and development expenses increased
from $1.8 million for the quarter ended September 30, 1998 to $4.1 million for the quarter ended September 30, 1999. This increase was due to an increase in personnel expenses related to an increase in our engineering staff, quality and technical support costs, higher overhead and depreciation, and increased prototype material costs. Research and development expenses as a percentage of net revenue decreased from 31.8% for the quarter ended September 30, 1998 to 12.7% for the quarter ended September 30, 1999. This decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue during the stated periods.

  Sales and Marketing.   Our sales and marketing expenses increased from $1.4
million for the quarter ended September 30, 1998 to $4.2 million for the quarter ended September 30, 1999. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales commissions associated with higher net revenue, and increased promotional and product marketing expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue decreased from 24.8% of net revenue for the quarter ended September 30, 1998 to 13.1% for the quarter ended September 30, 1999. This decrease was principally the result of an increase in our net revenue.

  General and Administrative.   Our general and administrative expenses
increased from $1.0 million for the quarter ended September 30, 1998 to $1.4 million for the quarter ended September 30, 1999. This increase was due to increased staffing for finance and accounting and management information systems personnel, and growth in recruiting and human resources expenses. General and administrative expenses as a percentage of net revenue decreased from 17.4% for the quarter ended September 30, 1998 to 4.3% for the quarter ended September 30, 1999. This decrease was primarily the result of an increase in our net revenue.

  Interest and Other income. Other income increased from $18,000 for the quarter ended September 30, 1998 to $1.8 million for the quarter ended September 30, 1999. This increase was primarily due to an increase in interest income as a result of higher average cash balances during the quarter ended September 30, 1999, which included the proceeds from our initial public offering completed in May of 1999.

  Interest Expense.   Our interest expense increased from $65,000 for the
quarter ended September 30, 1998 to $72,000 for the quarter ended September 30, 1999.

  Provision for Income Taxes.   We did not incur any provision for income taxes
for the quarter ended September 30, 1998, while our provision for the quarter ended September 30, 1999 was $3.2 million. The provision for income taxes for the three months ended September 30, 1999 is based on an estimate of the effective tax rate for the entire 1999 fiscal year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

  Net Revenue.   Net revenue increased from $7.2 million for the nine months ended September 30, 1998 to $68.1 million in the nine months ended September 30, 1999. This increase was due to increased sales of our CE200 DSL access concentrators and related line cards. Sales to our three largest customers, NorthPoint, Rhythms, and Lucent, increased from $3.7 million, $1.5 million, and zero respectively, for the nine months ended September 30, 1998 to $27.3 million, $26.9 million, and $6.9 million respectively, for the nine months ended September 30, 1999.

  Gross Profit.   Our gross profit increased from $2.8 million for the nine
months ended September 30, 1998 to $35.9 million for the nine months ended September 30, 1999. The increase in gross profit occurred primarily because of the increase in net revenue for the period. Gross profit percentages also increased on a year over year basis, from 38.9% for the nine months ended September 30, 1998 to 52.7% for the nine months ended September 30, 1999. The increase in gross profit as a percentage of sales was primarily due to an increase in unit volumes, a favorable product mix, and decreased unit costs associated with improved overhead absorption.

  Research and Development.   Our research and development expenses increased
from $5.3 million for the nine months ended September 30, 1998 to $9.9 million for the nine months ended September 30, 1999. This increase was due to an increase in personnel expenses related to more full-time engineering staff, quality and technical support costs, and higher depreciation. Research and development expenses as a percentage of net revenue decreased from 74.4% for the nine months ended September 30, 1998 to 14.5% for the nine months ended September 30, 1999. This decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue during the stated periods.

  Sales and Marketing.   Our sales and marketing expenses increased from $3.1
million for the nine months ended September 30, 1998 to $10.1 million for the nine months ended September 30, 1999. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales commissions associated with higher net revenue and increased trade show and other promotional expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue decreased from 42.7% of net revenue for the nine months ended September 30, 1998 to 14.8% for the nine months ended September 30, 1999. This decrease was principally the result of an increase in our net revenue.

  General and Administrative.   Our general and administrative expenses
increased from $2.2 million for the nine months ended September 30, 1998 to $3.8 million for the nine months ended September 30, 1999. This increase was due to increased staffing for finance and accounting and management information systems personnel, and growth in recruiting and human resources expenses. General and administrative expenses as a percentage of net revenue decreased from 31.2% for the nine months ended September 30, 1998 to 5.7% for the nine months ended September 30, 1999. This decrease was primarily the result of an increase in our net revenue.

  Interest and Other income. Other income increased from $193,000 for the nine months ended September 30, 1998 to $2.7 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in interest income as a result of higher average cash balances in the nine months ended September 30, 1999, which included the proceeds from our initial public offering completed in May of 1999.

  Interest Expense.   Our interest expense increased from $160,000 for the nine
months ended September 30, 1998 to $193,000 for the nine months ended September 30, 1999.

  Provision for Income Taxes.   We did not incur any provision for income taxes
for the nine months ended September 30, 1998, while our provision for the nine months ended September 30, 1999 was $4.1 million. The provision for income taxes for the nine months ended September 30, 1999 is based on an estimate of the effective tax rate for the entire 1999 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

  Since our inception, we have financed our operations primarily through the sale of preferred equity securities. Through 1998, we raised approximately $44.5 million, net of fees and expenses, through the sale of preferred equity offerings. In May 1999, we closed our initial public offering with proceeds to us of approximately $90.0 million. Additionally, we have received loans for the purchase of capital equipment.

  At September 30, 1999, we had cash and cash equivalents of $31.0 million and short-term investments of $80.3 million and long-term investments of $5.3 million.

  Cash provided by/(used for) operating activities for the nine months ended September 30, 1999 and 1998 was $13.1 million and $(10.5) million, respectively. This change was primarily the result of an increase in net income, accounts payable and accrued liabilities, depreciation and non-cash compensation.

  Cash used in investing activities for the nine months ended September 30, 1999
and 1998 was $80.3 million and $1.3, respectively.   This increase was the
result of net purchases of short-term investments, and to a lesser extent, the purchase of computers and other equipment.

  Cash provided by financing activities for the nine months ended September 30, 1999 and 1998 was $90.6 million and $2.9 million, respectively. This increase was primarily due to the proceeds from our initial public offering.

  In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. As of September 30, 1999, the full amount of funds available under the equipment loan had been utilized. As of September 30, 1999, the Company had $1.9 million available for future borrowings under the capital lease agreement. The borrowings under the equipment financing agreement and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.7%. Both obligations are secured by the related equipment. All borrowings under the capital lease agreement must be completed by March 31, 2000.

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

  We believe that our cash and cash equivalents balances, short-term investments, funds available under our equipment financing agreement and any cash generated from operations will be sufficient to satisfy our cash requirements for at least the next twelve months. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.


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

  We implemented a compliance plan to identify and remediate Year 2000 problems for our products, internal infrastructure and technology based office equipment. We have completed the testing of our products and believe that they are Year 2000 compliant. As we develop and design new products we will continue to test them for Year 2000 compliance. We have completed our Year 2000 compliance testing for our critical internal systems and we believe that they are Year 2000 compliant. We have also completed our Year 2000 compliance testing on our office equipment and believe that we are substantially year 2000 compliant and in any case we do not expect that these systems will require material modifications.

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

  We have developed contingency plans to be implemented if our efforts to identify and correct Year 2000 Problems affecting our internal systems are not effective. Our implementation of any contingency plans could have a material adverse effect on our business, financial condition and results of operations.

  The discussion of our efforts and expectations relating to Year 2000 compliance are forward-looking statements. The Company believes that its products and critical systems are now Year 2000 compliant. However, there is no guarantee that we will be Year 2000 compliant. Our ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third-party suppliers' ability to modify proprietary software, and unanticipated problems not identified in the ongoing compliance review.


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

   Copper Mountain Has a History of Losses and May Not Achieve or Sustain Annual Profitability

  Copper Mountain has had accumulated net losses of $17.6 million since its inception and may incur net losses in the future. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenues to achieve and sustain profitability on an annual basis. Although our revenue has grown in recent quarters, we cannot be certain that our revenue growth will continue or increase in the future or that we will realize sufficient revenues to achieve and sustain profitability on an annual or quarterly basis.

   Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

  Copper Mountain sells its products predominantly to competitive local exchange carriers. Aggregate sales to our three largest customers accounted for approximately 90% of our total net revenues for the nine months ended September 30, 1999. Sales to our most significant customers, Rhythms NetConnections, Inc., NorthPoint Communications, Inc., and Lucent accounted for approximately 40%, 40%, and 10% of Copper Mountain's net revenues, respectively, for the nine months ended September 30, 1999. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

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


  Copper Mountain Has a Limited Operating History

  Copper Mountain has a very limited operating history as we were incorporated in March 1996. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations and you should not expect future revenue growth to be comparable to our recent revenue growth. In addition, we believe that comparing different periods of our operating results is not meaningful, as you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the telecommunications equipment industry. Some of the specific risks include whether we are able:

  . to compete in the intensely competitive market for telecommunications equipment;

  .  to expand our sales, support and distribution organization;

  . to effectively introduce new products and product enhancements in a timely and competitive fashion; and

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

  . the volume and mix of products sold and the mix of distribution channels through which they are sold;

  . the loss of one of our three major customers or a significant reduction in orders from those customers;

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


   Unless Copper Mountain Is Able to Keep Pace With the Rapidly Changing Product Requirements of Its Customers, It Will Not Be Able to Sustain or Grow Its Business

  The telecommunications and data communications markets are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and evolving offerings by telecommunications service providers. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, hardware and software products which meet customer demands. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could materially adversely affect our business, financial condition and results of operations.


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


   Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

  Copper Mountain's success will be substantially dependent upon its strategic partnerships, including its original equipment manufacturer agreements with Lucent Technologies Inc. and 3Com Corporation under which we have agreed to manufacture, and sell our products to Lucent and 3Com. The amount and timing of resources which our strategic partners devote to our business is not within our control. Our strategic partners may not perform their obligations as expected. Agreements with our strategic partners are relatively new, and we cannot be certain that any revenue will be derived from strategic arrangements. If any of our strategic partners breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that these relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

  In June 1999, Lucent completed the acquisition of Ascend Communications, Inc., a competitor of ours, which offers a competing DSL solution. As a result, Lucent may seek to reduce the marketing and/or sales of our products in favor of competitive products it acquired from Ascend or from other products developed internally by Lucent. We expect that the availability to Lucent of these alternative products will expose Copper Mountain to increased competition from Lucent. Because of this competition, we expect sales to Lucent, both in terms of dollars and as a percent of sales, will decline over time. In addition, our other customers may elect to purchase alternative products from Lucent and reduce their future purchases of Copper Mountain products.

   Intense Competition in the Market for Telecommunications Equipment Could Prevent Copper Mountain From Increasing or Sustaining Revenue and Prevent Copper Mountain From Achieving or Sustaining Annual Profitability

  The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Nokia Corporation, Alcatel S.A, Cisco Systems, Inc., Lucent Technologies, Inc., and Paradyne Corporation. We also compete with other DSL equipment providers. If we are unable to compete effectively in the market for DSL telecommunications equipment, our revenue and future profitability could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Also, to the extent we introduce new product offerings intended to capitalize on the anticipated trend toward broad deployment of DSL services, including DSL services targeted at residential subscribers seeking high-speed access to public communications networks, we will encounter new competitors such as coaxial cable and wireless equipment vendors. Even if we are successful in competing in the business DSL market, we may not be able to compete successfully in the market for residential subscribers.


   Future Consolidation in the Telecommunications Equipment Industry May Increase Competition That Could Harm Copper Mountain's Business

  The markets in which Copper Mountain competes are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry, including the future affects of Lucent's acquisition of Ascend, could require that we reduce the prices of our products and result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

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


   Because Substantially All of Copper Mountain's Revenue is Derived From Sales of a Small Number of Products, Its Future Operating Results Will Be Dependent on Sales of These Products

  Copper Mountain currently derives substantially all of its revenues from its product family of DSL solutions and expects that this concentration will continue in the foreseeable future. The market may not continue to demand our current products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. Factors that could affect sales of our current or new or enhanced products include:

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


   Failure to Manage the Growth of Copper Mountain's Operations Will Adversely Affect Its Business

  Copper Mountain has rapidly and significantly expanded its operations and anticipates that further significant expansion will be required to address potential growth in its client base and market opportunities if it is successful in implementing its business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected. During 1998, we increased the number of employees from 56 to 111 and during the first nine months of 1999 we added 107 additional employees bringing the total to 218. This expansion is placing a significant strain on our managerial and operational resources. Most of our existing senior management personnel joined us within the last two years, including a number of key managerial, technical and operations personnel who we have not yet fully integrated. We expect to add additional key personnel in the near future, including direct sales and marketing personnel. To manage the expected growth of our operations and personnel, we will be required to:

  . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

  .  install new management information systems;

  . train, motivate and manage our sales and marketing, engineering, technical and customer support employees; and

  . expand our physical infrastructure and facilities to accommodate growth in our headcount.

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


   Copper Mountain's Dependence on Sole and Single Source Suppliers Exposes It to Supply Interruption

  Although Copper Mountain generally uses standard parts and components for its products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations. We presently purchase two key components from vendors for which there are currently no substitutes: a semiconductor chip, and a system control module. We are evaluating alternate source vendors for each of these key components, but any alternate vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.

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


   Copper Mountain's Dependence on Independent Manufacturers Could Result in Product Delivery Delays

  Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. Recently we entered into a formal manufacturing agreement with Flextronics International, Ltd. located in Freemont California. Flextronics is our main source of independent manufacturing. If our current manufacturers are unable or unwilling to continue manufacturing our components in required volumes, it could take up to eight months for an alternative manufacturer to supply the needed components in sufficient volumes. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Moreover, since all of our final assembly and tests are performed in one location, any fire or other disaster at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.


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


   Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed

  Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms and conditions relating to such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business, financial condition or results of operations.

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


   Copper Mountain May Engage in Future Acquisitions That Dilute Its Stockholders, Cause It to Incur Debt and Assume Contingent Liabilities

  As part of Copper Mountain's business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements with respect to any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could:

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

   Control by a Small Number of Stockholders May Limit the Ability of Other Stockholders to Influence the Outcome of Director Elections and Other Matters Requiring Stockholder Approval

  Copper Mountain's executive officers, directors and principal stockholders and their affiliates own approximately 37% of the outstanding shares of common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.


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

  . announcements or loss of strategic relationships with third parties or telecommunications equipment providers by us or our competitors;

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


   Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

  Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of September 30, 1999, we have 23,383,586 shares of common stock outstanding, of which approximately 4,600,000 shares are freely transferable without restriction or registration under the Securities Act of 1933, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. The officers and directors and all of our existing stockholders have agreed with Morgan Stanley & Co. Incorporated or have otherwise agreed with us not to sell or otherwise dispose of any of their stock until November 9, 1999. On October 19, 1999, Morgan Stanley & Co. Incorporated agreed to release 9.2 million shares that were previously subject to the lock-up agreement. The partial release became effective on October 25, 1999. Morgan Stanley & Co. Incorporated may, in its sole discretion, at any time without notice, release all or any portion of the remaining shares subject to lock-up agreements. Sales of common stock by existing stockholders in the public market, or the availability of such shares for sale, could adversely affect the market price of the common stock.

  In June 1999 we filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,195,587 shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan and 1999 Employee Stock Purchase Plan and for options issued outside such plans. On November 9, 1999 at least 1,107,142 shares will be subject to immediately exercisable options (based on options outstanding on October 27, 1999). Sales of a large number of shares could have an adverse effect on the market price for our common stock.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at September 30, 1999.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.35 - Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated July 21, 1999. (1)

(b)    Exhibit 27.1 - Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.
--------------------------

(1) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Copper Mountain Networks, Inc.



Date: November 11, 1999       /s/    Richard S. Gilbert
                                     -----------------------
                                     Richard S. Gilbert
                                     President
                                     Chief Executive Officer



                              /s/    John A. Creelman
                                     -------------------------
                                     John A. Creelman
                                     Vice President of Finance
                                     Chief Financial Officer
                                     Secretary