Form 10-K
period 1999-12-31
COPPER MOUNTAIN NETWORKS INC
filed 2000-03-17
CIK 1031951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the year ended December 31, 1999
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____________ to____________.

                     Commission File Number ( 000-25865 )

                        Copper Mountain Networks, Inc.

            (Exact name of registrant as specified in its charter)

            Delaware                                     33-0702004
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


              2470 Embarcadero Way, Palo Alto, California 94303
                                (650) 687-3300
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No _____
                                                   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 31, 2000 was approximately $2,118,985,000 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date).
Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of January 31, 2000 was 47,870,942.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's year ended December 31, 1999.

Certain exhibits filed with the registrant's (i) Registration Statement on Form S-1 (File No. 333-73153), as amended, and (ii) Form 10-Q for the quarter ended September 30, 1999, are incorporated by reference into Part IV of this Report.

                        COPPER MOUNTAIN NETWORKS, INC.

                                   FORM 10-K

                     For the Year Ended December 31, 1999

                                     INDEX

Part I                                                                                       Page
                                                                                             ----
  Item 1.    Business                                                                           1
  Item 2.    Properties                                                                        29
  Item 3.    Legal Proceedings                                                                 29
  Item 4.    Submission of Matters to a Vote of Security Holders                               29

Part II
  Item 5.    Market for the Registrant's Common Stock and Related  Stockholder Matters         30
  Item 6.    Selected Financial Data                                                           31
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                        32
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                        38
  Item 8.    Financial Statements                                                              38
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosures                                                                       38

Part III
  Item 10.   Directors and Executive Officers of the Registrant                                39
  Item 11.   Executive Compensation                                                            39
  Item 12.   Security Ownership of Certain Beneficial Owners and Management                    39
  Item 13.   Certain Relationships and Related Transactions                                    39

Part IV
  Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K                 40
  Signatures                                                                                   43

                                    PART I

Item 1.  Business

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


Overview

  Copper Mountain Networks supplies Digital Subscriber Line (DSL) communications products to telecommunications service providers allowing them to effectively utilize the existing copper infrastructure to deliver high-speed data and voice services to their customers. Copper Mountain Networks designs, manufactures, sells and supports these products and believes the demand for high speed access solutions which are enabled by such products is significant and will continue to grow with the use of the Internet, the proliferation of data intensive applications and the proliferation of and corporate networking applications.

  From our inception in March 1996 through December 1997, our operating activities related primarily to developing, building and testing prototype products; building its technical support infrastructure; commencing the staffing of its marketing, sales and customer service organizations; and establishing relationships with its customers. We commenced shipments of our CopperEdge product family in September 1997, including line cards and our CopperRocket DSL customer premise equipment, or DSL CPE. Prior to 1999, we have incurred significant losses on an annual basis and as of December 31, 1999, we had an accumulated deficit of $11.3 million.

  Our revenue is generated primarily from sales of our central office based equipment: our CopperEdge 200 DSL concentrators, or the CE200s, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. During 1999, we introduced the CopperEdge 150 DSL concentrator, or the CE150, to support applications for users in the Multi-Tenant Unit (MTU) market where our CE150 is deployed within a building which houses multiple small to medium sized businesses.

  For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 88% of our revenue, of which sales to NorthPoint Communications, Inc., Rhythms NetConnections Inc. and Lucent Technologies, Inc. accounted for approximately 37%, 28%, and 23% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration from these three customers for the foreseeable future.

  We market and sell our products directly to telecommunications service providers, through strategic original equipment manufacturers and through distributors. Currently, we derive approximately 76% of our revenue from sales made directly to telecommunications service providers.


Summary of 1999 Significant Events

The closing of Copper Mountain's Initial Public Offering, which raised approximately $90 million, net of underwriting fees.

 . The announcement of the CopperEdge 150 DSL Concentrator, a new member of the CopperEdge family that is optimized for use in mid-sized multi-tenant unit buildings such as office buildings, business parks, multi-family apartments, campuses, and hotels. The CopperEdge 150 system has since been deployed by several MTU-focused service providers.

 . The introduction of Copper Mountain's AutoDetect SDSL capability, which automatically learns the characteristics of the local loop and determines the maximum SDSL speed that the line can sustain, thereby eliminating manually intensive testing process and enabling cost-effective accelerated deployments.

 . The addition of product functionality enhancements to the CopperEdge platform to support toll-quality voice services over DSL, and the introduction of the CopperVIP (voice in packets) interoperability program.

 . The announcement of a technology licensing and marketing partnership with TollBridge Technologies for delivering IP-based multi-line voice over DSL broadband access. In addition, Copper Mountain unveiled partnerships with other leading voice gateway providers Jetstream Communications and CopperCom.

 . The confirmation by the Dell'Oro Group, in a report issued on February 15, 2000, that Copper Mountain's revenues accounted for 42.5 percent of total business DSL equipment sales in 1999. In addition, Copper Mountain is classified in the study as the leader for the number of business central office (CO) ports shipped in 1999, accounting for 42.9 percent of total ports delivered. In a prior report published by Dell'Oro on May 24, 1999, Copper Mountain was ranked the leader in both categories for 1998 as well.

 . The results of a survey by Infonetics released in May 1999, which ranked
  Copper Mountain first with Competitive Local Exchange Carrier (CLEC) service providers with respect to their anticipated purchases of DSL equipment through May 2000.

 . The announcement of two new Inverse Multiplexing (IMUX) customer premise equipment (CPE) devices that can bond up to eight copper pairs to deliver high-bandwidth services at speeds up to 12 Mbps.

 . The announcement of a 24-port, G.lite line card for the CopperEdge family of DSL concentrators that complies with the G.lite G.992.2 standard ratified by the International Telecommunication Union (ITU) in 1999. This line card allows service providers to support high-speed data and POTS voice, integrated over one line, to the residential DSL market.

 . The shipment in the fourth quarter of 1999 of over 1,500 CopperEdge DSL concentrators bringing the cumulative figure to over 4,600 DSL concentrators shipped since the Company's inception, with a potential capacity in excess of 870,000 DSL ports.

 . The formation of the CopperPowered Hotel initiative, an industry-wide, open coalition with leading Service Selection Gateway and equipment vendors serving the hotel industry. With this initiative, Copper Mountain continued its expansion to the multi-tenant unit and hospitality marketplaces.


Industry Background

  Over the past few years, the volume of data traffic across public communications networks has increased significantly due to the use of the Internet as a communications and transaction medium. According to International Data Corporation, the number of Internet users worldwide reached approximately 63 million in 1998 and is forecasted to grow to approximately 177 million by 2003. International Data Corporation also estimates that the value of goods and services sold worldwide through the Internet will increase from $4 billion in 1998 to over $39 billion in 2003. In addition to electronic commerce, business usage of web-based communications, remote access for teleworkers, applications hosting and other services have generated enormous traffic for the existing communications infrastructure. To meet this demand, service providers have installed high-bandwidth fiber optic transmission equipment, high-speed switches and core routers in backbone and interoffice networks.

  In contrast to these core networks, which support digital transmission speeds exceeding 9 gigabits per second, or Gbps, most access networks, or connections between subscribers and central offices, often called the "last mile," are made through the copper infrastructure originally built to transmit analog voice signals. In fact, over 140 million businesses and homes in the United States are served by this copper infrastructure, and the worldwide installed base of copper lines exceeds 700 million. We believe most business and residential users have found narrowband access, using dial-up analog modems with connection speeds that do not exceed 56.6 kilobits per second, or Kbps, inadequate to meet their high-bandwidth requirements.

  Until recently, local telephone companies such as the Regional Bell Operating Companies and GTE Corporation, collectively the incumbent local exchange carriers, or ILECs, were the exclusive operators of this last-mile, copper wire-based infrastructure and primarily offered ISDN and T-1 services to address the need for high-speed connectivity. These service offerings enable symmetrical data transmission at rates up to 128 Kbps and 1.5 megabits per second, or Mbps, respectively. ISDN, which requires the installation of special equipment at each end of the copper access line, has achieved limited success due to complexity and high cost of deployment. T-1 services provide 12 times the bandwidth of ISDN, but require expensive infrastructure modification and investment. While there are various transmission media alternatives for providing broadband connectivity, such as coaxial cable and wireless, we believe none have the cost and coverage advantages of using the existing copper infrastructure.

  Digital Subscriber Line technology was developed to address the last-mile bottleneck. While there are several variants of DSL implementations, they all share several important advantages over traditional high-speed services delivered over the copper infrastructure as well as cable and wireless broadband alternatives.

  . Guaranteed, Dedicated Bandwidth. DSL is a point-to-point technology that allows for guaranteed levels of bandwidth. Because DSL connections are dedicated to each user, DSL does not suffer from service degradation as other subscribers are added to the system, and, in addition, allows a higher level of security. Alternative broadcast solutions, such as cable and wireless, are shared systems which suffer service degradation and increase the risk of security breaches as additional users share bandwidth.

  . Low Cost. Because DSL uses the existing copper-based last-mile connection, it can be significantly less expensive to deploy to businesses and homes than other broadband solutions. In addition, recent advances in semiconductor technology and industry standardization have made the widespread deployment of DSL increasingly economical to both service providers and subscribers.

  . Universal Coverage. Since virtually all businesses and homes in the United States already have installed copper wire connections, DSL technologies can be made immediately available to a large percentage of potential customers. In addition, the leading variants of DSL can enable data transmission up to and beyond 20,000 feet without requiring repeaters.

  Despite the advantages of deploying DSL over existing copper infrastructure, ILECs historically have largely sought to protect their existing T-1 and ISDN businesses. In the mid-1990s, however, the prospect of greater competition from cable operators deploying cable modems to deliver high-bandwidth services prompted the ILECs to accelerate their investments in those DSL technologies that appeared most appropriate for residential subscribers. The ILECs promoted a DSL variant called asymmetrical DSL, or ADSL, that permits one-way high-bandwidth data transfer. Most DSL vendors focused on ADSL solutions for the residential market because consumers typically download large quantities of data-intensive content from the Internet, while the amount of data sent upstream by consumers is typically limited.

  More recently, DSL transmission technology has been embraced by a new set of telecommunications service providers that emerged as a result of the Telecommunications Reform Act of 1996 (Telecom Act). The Telecom Act redefined the competitive landscape in the telecommunications industry by creating a legal framework for new service providers to provide competing local telecommunications services. The Telecom Act also eliminated a substantial barrier to entry for these competitive local exchange carriers, or CLECs, by allowing them to use the existing copper-based network infrastructure built by the ILECs.

  The realization of all of the objectives of the Telecom Act, however, is still subject to certain uncertainties, including:

  . legal proceedings that will further define rights and duties under the Telecom Act;

  . actions or inactions by telephone companies or other carriers that affect the pace at which changes contemplated by the Telecom Act will occur;

  . resolution of questions concerning which parties will finance such changes; and

  .  other regulatory, economic and political factors.

  Since the implementation of the Telecom Act, some of the new CLECs have focused on providing competitively priced, high-bandwidth connectivity for business customers who typically had used T-1 lines from the ILECs to meet their bandwidth needs or who used dial-up modems but are currently seeking cost-effective broadband services. These CLECs are focused on providing DSL solutions that meet the current needs of business subscribers and provide flexibility for future services.

  While many DSL equipment vendors focus on the needs of the residential market, few focus on the unique needs of business subscribers. In particular, CLECs are seeking equipment solutions that enable the deployment of cost-effective, full-coverage, high-bandwidth data access services. Moreover, as the demands of high-bandwidth users and technology mature, other telecommunications service providers are also looking for vendors that can effectively incorporate DSL into communications equipment solutions. Finally, telecommunications service providers generally want their equipment providers to support a variety of end-user devices. As the DSL market naturally evolves from business to residential users, telecommunications service providers will require equipment that enables them to provide high-speed services across their subscriber base.

The Copper Mountain Solution

  We provide broadband access solutions based on DSL technology to telecommunication service providers. Our solutions enable CLECs, ILECs and other telecommunications service providers to provide high-speed, cost-effective, last-mile connectivity over the existing copper wire telephone infrastructure to the business, multiple tenant unit and residential markets. Our DSL solutions provide the following key benefits:

  Support for Business Applications. Our products enable CLECs, ILECs and other telecommunications service providers to deliver business services such as high-speed Internet access, corporate networking, teleworking and packet-based voice solutions. We focused our initial service offerings on symmetrical data transmission addressing the bi-directional bandwidth needs of business users because relevant applications, such as e-mail, file transfer, web hosting and corporate intranets, require subscribers to send as well as receive data. Our CopperEdge DSL Concentrator provides multiple networking models and advanced packet processing to meet the evolving needs of business subscribers by enabling simultaneous support for Internet access, Frame Relay, virtual private network
(VPN) and voice-over-packet services.

  Full Coverage DSL. Our products allow our service provider customers the flexibility to reach their targeted subscribers. Our symmetric DSL, or SDSL, service offering delivers symmetrical bandwidth up to 1.5 Mbps on a single copper pair, and up to 12 Mbps using inverse multiplexing (IMUX) technology, to distances up to 28,000 feet from the Central Office while supporting multiple services over DSL, including Internet access, toll-quality voice services, corporate VPNs, and Frame Relay. We also offer ISDN-based DSL, or IDSL, which is the only variant of DSL that can reach those U.S. subscribers connected through existing remote digital loop carriers without requiring an upgrade of these remote systems.

  Multi-Vendor Interoperability. We have partnered with third-party DSL customer premise equipment manufacturers through the CopperCompatible program to develop a broad line of customer premise equipment, or CPE, which are compatible with our CopperEdge DSL concentrators. We provide CPE manufacturers with interoperability specifications and intellectual property to assist their development, and we run a test laboratory to certify the CopperCompatible status of their products. This program gives telecommunications service providers multiple sources of compatible CPE. Additionally, the Company has a compatibility program, known as CopperVIP (Voice in Packets), which tests and validates compatibility between the CopperEdge family of products and the leading providers of voice gateways which facilitates the simultaneous delivery of voice and data over our product platform.

  Trouble-Free Operations. Our products are designed to reduce installation time and support requirements for our telecommunications service provider customers. Our CopperEdge 200 DSL concentrator is designed to meet the stringent requirements of the telephone company central office environment. Each concentrator supports full redundancy and is designed for easy support and service. In addition, our products and management software are designed for and proven in large-scale national deployments. Our initial service implementations, SDSL and IDSL, are based on a mature protocol that is spectrally compatible to existing ISDN and T-1 network elements which minimizes potential interference within the central offices of host ILECs. Finally, we have reduced CPE deployment complexity with a zero-installation "plug-and-play" CPE procedure that eliminates end-user configuration, removes the need to send a technician to the customer premise and provides centralized management and control.

  Support for Multiple Services. Our platform is a highly-scalable and cost-effective platform that addresses the strong demand for Internet access services. In addition, the CopperEdge products maximize return on investment through support of value added Frame Relay, VPN and voice services. Unlike most DSL access multiplexer platforms, the CopperEdge solution delivers advanced packet processing, class of service using weighted fair queuing, and subscriber aggregation to support multiple simultaneous services.

  Strategy

  Our objective is to be the leading supplier of DSL solutions to telecommunications service providers. The key elements of our strategy include:

  Extend Position in the Business DSL Market. Since our inception, we have focused on providing cost-effective solutions for telecommunications service providers targeting business subscribers. Business users increasingly require high-speed data services to conduct business, and non-DSL alternatives are often expensive, complex and lack sufficient bi-directional bandwidth. We are targeting telecommunications service providers focused on the business market, including well-financed CLECs and other telecommunications service providers. Currently, our major customers include NorthPoint Communications, Inc., Rhythms NetConnections Inc., Lucent Technologies, Inc., DSL.NET, Onsite Access, and MCI WorldCom, Inc. We will continue to focus on supporting the requirements of our existing customers as well as providing solutions to existing and new carriers that are focused on business users.

  Expand Service Offerings Supported by Our Platform. We intend to continue to add functionality and support for the multiple data and voice services to increase the usefulness and performance of our products. We believe that we have enhanced our core product offerings to support a variety of services which offer better value to service providers and their end-user customers. Our products are designed to support future services and technology. In addition, we are developing new offerings with DSL technologies such as full-rate ADSL, and plan to enhance our offerings as needed by subscribers and service providers.

  Leverage Original Equipment Manufacturer and Development Relationships. We have formed original equipment manufacturer relationships with Lucent Technologies, Inc. and 3Com. Lucent currently resells our product line as a co-branded sale. Under the original equipment manufacturer and development agreement with 3Com, they may sell our CPE products directly or through their distribution channels. We intend to leverage 3Com's broad distribution network in the commercial and retail markets. We believe that our current original equipment manufacturer and development relationships will enhance our market position, and we will continue to seek additional original equipment manufacturer relationships.

  Target Multi-Tenant Building Deployments Outside the Central Office. In addition to deploying DSL equipment in ILEC central offices for our CLEC and other telecommunications service provider customers, we have deployed our DSL 150 concentrators in commercial office buildings and apartment and condominium buildings. We believe that this market, known as the multi-tenant unit (MTU) market, will significantly expand the deployment of DSL technology. While we believe that our current product offerings are well suited to this market, we will continue to develop new products that will allow carriers to reduce the cost of high-speed data access to tenants in these types of properties. Recently, we completed the purchase of OnPREM Networks, Inc., who has developed a low to medium density DSL concentrator, which will complement our existing product offerings. In addition, we are working with service providers who are targeting multi-tenant property managers to focus on this emerging market.

  Drive Interoperability. We actively support the interoperability of DSL technology to facilitate faster and broader market acceptance. We have formed the CopperCompatible program through which we offer licenses of our DSL CPE technology to a number of third-party manufacturers of CPE equipment. Additionally, we support the interoperability of DSL technology with voice related equipment through our CopperVIP program. Under this program we work directly with makers of voice equipment to achieve and maintain interoperability with our CopperEdge products. Our efforts in the area of interoperability also enables our technology to be combined with other networking products such as routers, access and aggregation devices.

  Address Emerging Opportunities in Residential Market. We believe that with the continued deployment of alternative data-based networks, telecommunications service providers will seek to offer

DSL-based services beyond the core market for business subscribers. Specifically, telecommunications service providers will target residential subscribers seeking high-speed access to public communications networks. As this trend toward broad deployment of DSL services evolves, we anticipate significant opportunities for us to deploy new offerings, such as our recently introduced G.Lite line card, that leverage both our technology and our relationships with service providers.

Products

  We provide end-to-end DSL solutions that enable service providers to deploy high-bandwidth services over traditional copper wire telephone infrastructure. Our product family is designed to offer telecommunication service providers flexibility in network implementation as well as a wide range of subscriber equipment offerings. Telecommunications service providers using our products can allow subscribers access to a full range of DSL services at rates up to 25 times faster than the current speed (56.6 Kbps) of existing analog modems. Our products are scalable to enable carriers to cost effectively deploy DSL services on a selective, regional basis or on a national level addressing thousands of subscribers. Our products are designed to support the various network architectures, wide-area network (WAN) interfaces and deployment models of our service provider customers. Our solution consists of the following product lines:

  . CopperEdge DSL concentrators: Telecommunications service providers install CopperEdge products in their co-location areas within ILEC central offices and in multi-tenant buildings to deliver services to their end user customers.

  . CopperRocket DSL CPE: Subscriber connection to the service provider network is provided at the subscriber's premises with CopperRocket DSL CPE.

  . CopperView Network Management Software Tools: Our network management tools enable telecommunications service providers to manage their Copper Mountain DSL equipment as well as configure and provision subscriber services.

  Because of the large scale deployment of DSL equipment by our CLEC customers, our shipments of the CE 200 DSL concentrators and the related line and WAN interface cards have accounted for substantially all of our revenue to date.


  CopperEdge 200 DSL Concentrators

  Our 192-port, high density DSL concentrator, the CopperEdge 200, or CE200, is a carrier-class platform designed specifically for ILEC central office environments, and meets or exceeds industry standards, and applicable regulatory requirements. The CE200 can be deployed in a central office environment or within multi-tenant buildings and consists of a modular chassis containing power supplies, control system, wide area network interface modules and DSL line cards. All line cards, indicators and switches are accessible from the front of the system, consistent with current telco industry practices. The following are characteristics of the CE200:

  . contains redundant power supplies that can be replaced without interrupting power to the chassis to ensure high-availability for subscriber services;

  .  supports a range of interfaces for wide area network connections;

  . supports multiple advanced networking models implemented in the control system, which can be used concurrently including Frame Relay Multiplexing, Frame Relay to ATM interworking, Layer 3 IP multiplexing and Layer 2 Ethernet frame multiplexing;

  . contains up to 8 line cards containing DSL interfaces which connect to the subscriber DSL CPE equipment.

     SDSL Line Cards. Our SDSL line cards use technology that is already widely deployed in access networks, enhancing the ability of telecommunications service providers to deploy compatible solutions. Each SDSL line card provides 24 ports, each of which can provide service to a subscriber network at speeds between 160 Kbps and 1.544 Mbps over distances between 22,000 feet and 9,100 feet, respectively.

     IDSL Line Cards. For subscribers who can only be served over ISDN capable copper lines we provide 24 port IDSL line cards. These line cards deliver service at speeds between 64 Kbps and 144 Kbps up to a distance of 18,000 feet from the central office. The use of repeaters will increase the reach to over 30,000 feet.


CopperEdge 150 DSL Concentrators

  Copper Mountain's mid-density DSL concentrator, the CopperEdge 150, or CE150, is a DSL concentrator optimized for use in Multi-Tenant Unit (MTU) Buildings. The CopperEdge 150, available in configurations supporting up to 48 end user customers, offers symmetric bandwidth at selectable speeds ranging from 128 kbps to 1.5 Mbps. Service providers use the CopperEdge 150 to deliver multiple high-bandwidth services concurrently, including Internet access, corporate virtual private networks (VPNs), and Frame Relay services, as well as PBX extension and other voice services.


CopperRocket Customer Premise Equipment

  The CopperRocket family of CPE products consists of SDSL and IDSL modems and SDSL and IDSL inverse mutiplexers (IMUX). These CPE products can operate at multiple transmission speeds and distances to satisfy the price and performance needs of each subscriber. The CopperRocket is a "plug-and-play" device. Unlike ISDN modems, there are no hardware switches, configuration parameters or end-user software configuration required. Copper Mountain's ZIP! (Zero Installation Procedure) feature enables the CopperRocket to communicate with a CopperEdge DSL concentrator and automatically download all the necessary c onfiguration parameters to immediately begin full operation.

  The CopperRocket operates over standard copper telephone wire and provides dedicated, full-duplex throughput at multiple speeds to support network activities such as file transfers, intranet access and Internet Web browsing. The CopperRocket's multi-speed DSL feature enables service providers to remotely adjust line speed based upon subscriber requirements with no additional
investment or software upgrade by the service provider.   In addition to
offering our own CPE products, we work with third-party providers to offer a broad range of interoperable customer premise equipment through our CopperCompatible program.


CopperView Network Management Tools

  Our CopperView suite of network management tools are used to configure and manage our DSL solutions. This set of tools provides user interfaces necessary to manage large, geographically separated DSL concentrator networks, individual concentrators and simple on-site or remote management. Because the CopperEdge DSL concentrator also manages CopperRocket modems by proxy, CopperView allows carriers to manage their DSL networks end-to-end from one site.

  . The CopperView DSL Management System provides global management of large networks of CopperEdge DSL concentrators with a simple, intuitive user interface.

  . The CopperView Element Management System provides a graphical user interface which allows precise configuration and management of a single CopperEdge DSL concentrator and its CPE.

  . The CopperCraft text based interface provides a simple interface for on-site technicians and for remote access to a DSL concentrator.


Product Deployment

  We sell our products for deployment into both central offices and multi-tenant buildings. Telecommunications service providers may deploy in either or both of these environments in order to reach their target market in the most effective manner.

  Central Office-Based DSL Service Deployment. Telecommunications Service Providers may install our CopperEdge DSL concentrator product in a central office in order to offer service to any subscriber served by that central office (within the distance limitations of DSL service). Typically, the CLEC leases from the ILEC a high-bandwidth trunk, usually a 45 Mbps DS-3 circuit, in order to connect the DSL concentrator to the CLEC's regional switching office. The CLEC then requests from the ILEC an individual copper loop to a subscriber, for which the CLEC pays a monthly fee. The copper loop is provisioned through the ILEC's distribution facilities out to the subscriber premise. The CLEC then provisions the wiring inside the subscriber premise and installs the CPE.

  CLECs or ILECs deploying DSL from central offices may elect do so in selected central offices where the number of potential subscribers is highest, or they may choose to cover a region by installing in all central offices in that region. A CLEC may choose a regional deployment strategy or a nationwide deployment strategy.

  Multi-Tenant Building DSL Service Deployment. A telecommunications service provider can deploy our CopperEdge DSL concentrators into multi-tenant buildings in order to provide Internet access and other data and voice services to the tenants of that building. For a CLEC or an independent service provider, multi-tenant building deployment can provide access to DSL subscribers in a highly selective manner without the high costs of central office collocation. Inside the building, the service provider can utilize the existing telephone wiring to deliver high-bandwidth connections to each tenant with no building re-wiring expense. A high-bandwidth leased circuit or wireless transmitter on the roof connects the building to the service provider's regional switching office or point of presence. Tenants in the building can use a single, high-bandwidth connection from the building to the service provider's switching office, providing good application performance at a lower cost than the same bandwidth dedicated to a single subscriber.


Customers

  In 1999, sales to our top three largest customers accounted for approximately 88% of our revenue, of which sales to NorthPoint Communications, Inc., Rhythms NetConnections, Inc. and Lucent Technologies, Inc., accounted for approximately 37%, 28%, and 23%, of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. The loss of a significant customer could have a material adverse effect on our business.


Strategic Relationships

  We have established several strategic partnerships and licensing agreements with leading CPE and voice gateway vendors to facilitate the deployment and acceptance of our products and technology.

  . Lucent. Under an original equipment manufacturer agreement, Lucent combines our DSL equipment with its NetCare(R) installation, network management and customer support professional services to create turnkey DSL solutions for CLECs. Under the agreement Lucent will co-brand and market our DSL equipment through November 2001. We have agreed to manufacture, co-brand and sell our products to Lucent and to provide Lucent with training, installation and technical support for these products. Lucent also plans to offer our DSL equipment in combination with some of its existing data networking, switching and access products to enable service providers to create broader voice and data network solutions that can evolve and grow with their business.

  . 3Com. 3Com has agreed to market our DSL CPE through November 2001. Under this agreement we have agreed to manufacture, co-brand and sell our products to 3Com and to collaborate on future development projects. Additionally, this agreement calls for both companies to co-market their DSL products. Moreover, 3Com may request to manufacture its own DSL CPE products. Both parties have agreed to use good faith efforts to effect such manufacturing license.


Interoperability Partnerships

  We have established several CPE licensing relationships with certain vendors through our CopperCompatible interoperability program in order to promote the interoperability of our CopperEdge DSL concentrators with such equipment. Under this interoperability program, licensees are allowed access to our technology which can be used in the design of their CPE. These CPE licensing relationships have been established with ADC Kentrox, Netopia, Cayman Systems, Escalate Networks, and Ramp Networks, among others.

  Our CopperVIP initiative, which falls under the CopperCompatible umbrella, facilitates interoperability of customer premise equipment (CPE), Integrated Access Devices (IADs), and Integrated Communications Platforms (ICPs) with voice gateways from Copper Mountain's voice partners and Copper Mountain's widely deployed DSL platform. Our voice partners include CopperCom, Inc., JetStream Communications, and Tollbridge Technologies.


Sales and Marketing

  We sell and market our products primarily through our direct sales organization. Additionally, we have relationships with selected original equipment manufacturers and distributors in order to expand our distribution capabilities.

  Direct Sales. Our direct sales responsibilities are divided into three North American geographic regions: West, Central and East. Our sales effort is directed by regional directors and sales managers who are responsible for relationships with targeted customers. A key feature of our selling effort is the relationships we establish at various levels in our customer's organization. The sales management team for each customer is responsible for maintaining contact with key individuals who have planning and policy responsibility within the customer's organization. At the same time, our sales engineers work with customers to sell our products at key levels throughout the customer's organization. Direct sales accounted for approximately 77% of our revenue in 1999.

  Original Equipment Manufacturer Sales. We have established key original equipment manufacturer relationships with leaders in the telecommunications equipment and customer premise equipment markets. We intend to maintain a limited number of relationships with key strategic original equipment manufacturers who may offer products or have existing customer relationships which may complement ours. In line with our strategy to offer our telecommunications service provider customers and their subscribers a broad line of CPE, we have entered into several original equipment manufacturer relationships for our CopperRocket product line and a number of interoperability partnerships with CPE providers. We receive sales revenues from our original equipment manufacturer partners, but do not currently receive royalty revenue from interoperability arrangements.

  Marketing is structured along product and distribution channel lines for each of our major product areas. For each major product area, we employ dedicated product marketing and marketing program management specialists. The corporate marketing staff coordinates activities among our various business units and provides marketing support services, including marketing communications, marketing research, trademark administration and other support functions. Our marketing organization performs the following functions:

  .  develops specific marketing strategies for each product line;

  . works with our direct sales force to develop key account and segmented market strategies; and

  .  defines the functions and features of our product and service offerings.

  Marketing is responsible for sales support, contract negotiations, in-depth product presentations, interfacing with operations, setting price levels to achieve targeted margins, developing new services and business opportunities and writing proposals in response to customer requests for information or quotations.


Customer Service and Support

  A high level of continuing service and support is critical to our objective of developing long-term customer relationships. The majority of our service and support activities are related to installation support and network configuration issues. These services are provided by telephone and directly at customer installations with resources from our customer support group based in San Diego, California. To date, our revenues from on-site installation and technical assistance has not been significant. In June 1998, we engaged Lucent NetCare(R), Lucent's data communications service organization, to provide field installation and maintenance support for our products.

  We provide technical support for our products which have warranties of up to 12 months, both directly and through our selected service subcontractors. We have a variety of comprehensive and flexible hardware and software maintenance and support programs available for products no longer under warranty, with services ranging from time and materials remote service support to 24-hour on-site support, depending on our customer's preferences. We also offer various training courses for our third-party resellers and telecommunications service provider customers. To date, revenues attributable to customer service and support services has not been significant.


Research and Development

  We believe that our future success depends on our ability to adapt to the rapidly changing telecommunications environment, to maintain our significant expertise in core technologies, and to continue meeting and anticipating our customers' needs. We continually review and evaluate technological changes affecting the telecommunications market and invest substantially in applications-based research and development. We are committed to an ongoing program of new product development that combines internal development efforts with acquisitions, joint ventures and licensing or marketing arrangements relating to new products and technologies from outside sources.

  We have focused our recent research and development expenditures on commercializing our DSL systems, including our CopperEdge solutions and CopperRocket modems along with CopperView network management tools which support these technologies. We believe that our extensive experience designing and implementing high-quality network components has enabled us to develop high-value integrated systems solutions. As a result of these development efforts, we believe we have created an industry-leading platform for cost-effective DSL delivery.


Competition

  The telecommunications equipment industry is highly competitive, and we believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. In addition, a number of our competitors have significantly greater financial and other resources than us to meet new competitive opportunities. We compete directly with other providers of DSL concentrators including, Cisco Systems, Inc., Lucent Technologies, Inc., Alcatel S.A., Nokia Corporation and Paradyne Corporation, among others. In addition, DSL as a technology for deploying broadband connections is competing with alternative technologies including ISDN, T-1 and wireless solutions. In the residential market, we will compete against certain other companies, including companies relying on coaxial cable infrastructure and cable modem technology.

  The rapid technological developments within the telecommunications industry have resulted in frequent changes to our group of competitors. The principal competitive factors in our market include:

  .  brand recognition;

  .  key product features;

  .  system reliability and performance;

  .  pricing and vendor-sponsored financing;

  .  ease of installation and use;

  .  technical support and customer service; and

  .  size and stability of operations.

  We believe our success in competing with other manufacturers of telecommunications products depends primarily on our engineering, manufacturing and marketing skills, the price, quality and reliability of our products and our delivery and service capabilities. We may face increasing pricing pressures from current and future competitors in certain or all of the markets for our products and services.

  We believe that technological change, the increasing addition of voice, video and other services to networks, continuing regulatory change and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict. Increased competition could result in price reductions, reduced margins and loss of market share by us. We believe regulatory change in the industry may create new opportunities for suppliers of telecommunications equipment; however, we expect that such opportunities may attract increased competition from others as well. We also believe that the rapid technological changes which characterize the data communications industry will continue to make the markets in which we compete attractive to new entrants. There can be no assurance that we will be able to compete successfully with our existing or new competitors or that competitive pressures faced by us will not materially and adversely affect our business, financial condition and results of operations.


Manufacturing

  Our manufacturing operations consist primarily of supporting prototype development, materials planning and procurement, final assembly, testing and quality control. We use several independent suppliers to provide certain printed circuit boards, chassis and subassemblies. We subcontract substantially all of our manufacturing to one company, Flextronics International Ltd. located in Freemont, California.

  Our manufacturing process enables us to configure our products to meet a wide variety of individual customer requirements. We have initiated the process of seeking International Standard Organization 9001 registration for quality assurance in design, sale, production, installation and service. We plan to strengthen manufacturing capability both in our existing facilities and through expansion of activities with independent suppliers and manufacturers. Our future growth will require an extension of existing internal and external manufacturing resources, hiring of additional technical personnel, improved coordination of supplier relationships with our inventory ordering and management practices, and expansion of information systems to accommodate planned growth across these areas.

  We use a combination of standard parts and components, which are generally available from more than one vendor, and three key components that are purchased from sole or single source vendors for which alternative sources are not currently available: two semi-conductor chips and a system control module. If supply of these key components should cease, we would be required to redesign our products. We are evaluating alternate source vendors for each of these key components but these vendors may not meet our quality standards for component vendors. While we work closely with some well-established vendors, we have no supply commitments from our vendors and we generally purchase components on a purchase order basis, as opposed to entering into long term procurement agreements with vendors. To date, we have generally been able to obtain adequate supplies in a timely manner from vendors or, when necessary, to meet production needs from alternative vendors. We believe that, in most cases, alternative supplies of standard parts and components can be identified if current vendors are unable to fulfill our needs. However, delays or failure to identify an alternate vendor, if required, or a reduction or interruption in supply, or a significant increase in the price of components would materially and adversely affect our business, financial condition and results of operations and could impact customer relationships.


Intellectual Property

  We rely on a combination of copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect our trade secrets and know-how. Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of such intellectual property is individually critical to our current operations. Taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. There can be no assurance that any necessary licenses will be available on reasonable terms.

Employees

  As of December 31, 1999 we employed approximately 240 full-time employees, including 52 in sales and marketing, 31 in manufacturing, 105 in engineering, 34 in finance and administration and 18 in customer service. All of our employees are located in the United States. None of our employees is represented by collective bargaining agreements, and management considers relations with its employees to be good.


Risk Factors

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

  Copper Mountain Has a History of Losses and May Not Achieve or Sustain Annual Profitability

  Copper Mountain has an accumulated deficit of $11.3 million as of December 31, 1999 and may incur net losses in the future. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significantly higher revenues to sustain profitability on an annual basis. Although our revenue has grown in recent quarters, we cannot be certain that our revenue growth will continue or increase in the future or that we will realize sufficient revenues to sustain profitability on an annual or quarterly basis.

  Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

  Copper Mountain sells its products predominantly to competitive local exchange carriers. Aggregate sales to our three largest customers accounted for approximately 88% of our total net revenues for the year ended December 31, 1999. Sales to our most significant customers NorthPoint Communications, Inc., Rhythms NetConnections, Inc., and Lucent Technologies, Inc. accounted for approximately 37%, 28%, and 23% of Copper Mountain's net revenues, respectively, for the year ended December 31, 1999. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

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

  . our ability to maintain production volumes and quality levels for our products;

  . the volume and mix of products sold and the mix of distribution channels through which they are sold;

  . the loss of any one of our major customers or a significant reduction in orders from those customers;

  . increased competition, particularly from larger, better capitalized competitors;

  .  fluctuations in demand for our products and services;

  . costs relating to possible acquisitions and integration of technologies or businesses; and

  . telecommunications and DSL market conditions and economic conditions generally.

  Historically, our backlog at the beginning of each quarter has not been equal to expected revenue for that quarter. Accordingly, we are dependent upon obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of product could occur at the end of our fiscal quarter. Failure to ship products by the end of a quarter may adversely affect our operating results. Furthermore, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.


  Copper Mountain Sells the Majority of Its Products to Emerging
Telecommunications Service Providers That May Reduce or Discontinue Their Purchase of Copper Mountain's Products At Any Time

  The customers of Copper Mountain's products to date have predominantly been telecommunications service providers. The market for the services provided by telecommunications service providers who compete against traditional telephone companies has only begun to emerge since the passage of the Telecom Act, and many of these service providers are still building their infrastructure and rolling out their services. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunications service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our customers are forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations. In addition, many of the industries in which telecommunications service providers operate have recently experienced consolidation. The loss of one or more of our telecommunications service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently have a material adverse effect on our business, financial condition and results of operations.


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


  Copper Mountain's Product Cycles Tend to be Short and Copper Mountain May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Do Not Occur When Anticipated

  In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write-off excess and obsolete inventory. In the past, we have experienced such write-offs attributed to the obsolescence of certain printed circuit boards. If we incur substantial sales, marketing and inventory expenses in the future that we are not able to recover, it could have a material adverse effect on our business, financial condition and results of operations.


  Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

  Copper Mountain's success will be substantially dependent upon its strategic partnerships, including its original equipment manufacturer agreements with Lucent Technologies, Inc. and 3Com Corporation under which we have agreed to manufacture, and sell our products to Lucent and 3Com. The amount and timing of resources which our strategic partners devote to our business is not within our control. Our strategic partners may not perform their obligations as expected. Agreements with our strategic partners are relatively new, and we cannot be certain that we will be able to sustain the level of revenue generated thus far under these strategic arrangements. If any of our strategic partners breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that these relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

  In June 1999, Lucent completed the acquisition of Ascend Communications, Inc., a competitor of ours, which offers a competing DSL solution. Subsequently, in September 1999, Lucent announced a new DSL product based on technology acquired from Ascend. As a result, Lucent may seek to reduce the marketing and/or sales of our products in favor of their own competitive products. We expect that the availability to Lucent of these alternative products will expose Copper Mountain to increased competition from Lucent. Because of this competition, we expect sales to Lucent, both in terms of dollars and as a percent of sales, will decline over time. In addition, our other customers may elect to purchase alternative products from Lucent and reduce their future purchases of Copper Mountain products.


  Intense Competition in the Market for Telecommunications Equipment Could Prevent Copper Mountain From Increasing or Sustaining Revenue and Prevent Copper Mountain From Sustaining Annual Profitability

  The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Nokia Corporation, Alcatel S.A, Cisco Systems, Inc., Lucent Technologies, Inc., and Paradyne Corporation, among others. If we are unable to compete effectively in the market for DSL telecommunications equipment, our revenue and future profitability could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Also, to the extent we introduce new product offerings intended to capitalize on the anticipated trend toward broad deployment of DSL services, including DSL services targeted at residential subscribers seeking high-speed access to public communications networks, we will encounter new competitors such as coaxial cable and wireless equipment vendors. Even if we are successful in competing in the business DSL market, we may not be able to compete successfully in the market for residential subscribers.


  Future Consolidation in the Telecommunications Equipment Industry May Increase Competition That Could Harm Copper Mountain's Business

  The markets in which Copper Mountain competes are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry, including the future affects of Lucents acquisition of Ascend, could require that we reduce the prices of our products and result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.


  Copper Mountain May Experience Difficulties in the Introduction of New Products That Could Result in Copper Mountain Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products

  Copper Mountain intends to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, such as new DSL Concentrators, line cards for different DSL variants and new types of customer premise equipment. We may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in:

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


  If Copper Mountain is Unable to Retain and Hire Additional Qualified Personnel As Necessary, It May Not Be Able to Successfully Achieve Its Objectives

  Copper Mountain has experienced growth in revenues and expansion of its operations which have placed significant demands on its management, engineering staff and facilities. We have recently hired additional engineering, sales, marketing, customer support and administrative personnel. Continued growth will also require us to hire more engineering, sales and administrative personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

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


  Failure to Manage the Growth of Copper Mountain's Operations Will Adversely Affect Its Business

  Copper Mountain has rapidly and significantly expanded its operations and anticipates that further significant expansion will be required to address potential growth in its client base and market opportunities if it is successful in implementing its business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected. During 1999, we increased the number of employees from 111 to 240. This expansion is placing a significant strain on our managerial and operational resources. Most of our existing senior management personnel joined us within the last two years, including a number of key managerial, technical and operations personnel. We expect to add additional key personnel in the near future, including direct sales and marketing personnel. To manage the expected growth of our operations and personnel, we will be required to:

  . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

  .  install new management information systems; and

  . train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

  . expand our physical infrastructure and facilities to accommodate growth in our headcount.

  As of December 31, 1999 we operated our business from facilities in Palo
Alto, California and San Diego, California. We face challenges related to effectively and efficiently coordinating our operations between these facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.


  Copper Mountain's Dependence on Sole and Single Source Suppliers Exposes It to Supply Interruption

  Although Copper Mountain generally uses standard parts and components for its products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations. We presently purchase three key components from vendors for which there are currently no substitutes: two semiconductor chips, and a system control module. We are evaluating alternate source vendors for each of these key components, but any alternate vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.

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


  Intense Demand Within the Telecommunications Industry for Parts and Components May Create Allocations or Shortages Which May Expose Copper Mountain to Supply Interruption

  From time to time, the demand in the Telecommunications industry for parts and components, including semiconductors, programmable devices and printed circuit boards can be intense. During these periods manufacturers and suppliers who provide such components to us experience supply shortages which may in turn affect their ability to meet our production demands. While we seek to enter into contracts with our suppliers which guarantee adequate supplies of components for the manufacturing of our products, we cannot be certain that suppliers will always be able to adequately meet our demands. To date, we have not experienced any shortages of components or parts which have impacted our ability to meet the shipment requirements of our customers. However, in the event that we receive allocations of components from our suppliers or experience outright interruption in the supply of components we could experience an inability to ship or deliver our products to our customers in a timely fashion. Any significant allocation of or interruption in the supply of any component could have a material adverse effect on our business, financial condition and results of operations.

  Copper Mountain's Customers May Demand Preferential Terms or Delay Copper Mountain's Sales Cycle, Which May Result in Operating Losses for Copper Mountain

  Copper Mountain's Customers May Demand Preferential Terms or Delay Copper Mountain's Sales Cycle, Which May Result in Operating Losses for Copper Mountain Copper Mountain's customers tend to be larger than Copper Mountain and are able to exert a high degree of influence over Copper Mountain. They have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes, often taking up to one year. Accordingly, we are continually submitting successive versions of our products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets and regulatory issues affecting telecommunication service providers. Delays in the product approval process could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, such approvals and the ensuing sales of such products may not continue to occur. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could result in operating losses and cause our results of operations to vary significantly from quarter to quarter.


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


  Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed

  Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of our product lines and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms and conditions relating to such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business, financial condition or results of operations.


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


  We Plan to Expand Our Operations into International Markets. Our Failure to Effectively Manage Our International Operations Could Harm Our Business.

  We believe that international market opportunities for our products may be significant and we plan to enter markets outside the United States in 2000. Entering new international markets may require significant management attention and expenditures and could adversely affect our operating margins and earnings. In order to commence and expand our international operations, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business could be harmed.

  We expect that our international business operations will be subject to a number of material risks, including, but not limited to:

          .    difficulties in building and managing foreign operations;

          . difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;

          .    longer payment cycles;

          .    taxation issues;

          .    fluctuations in the value of foreign currencies; and

          . unexpected domestic and international regulatory, economic or political changes.



  Control by a Small Number of Stockholders May Limit the Ability of Other Stockholders to Influence the Outcome of Director Elections and Other Matters Requiring Stockholder Approval

  Copper Mountain's executive officers, directors and principal stockholders and their affiliates beneficially own approximately 22% of the outstanding shares of common stock as of January 31, 2000. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

  In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and equity valuations may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would materially adversely affect our business, financial condition and results of operations.


  Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

  Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of December 31, 1999, we had 47.7 million shares of common stock outstanding. We filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 14.4 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan and 1999 Employee Stock Purchase Plan and for options issued outside such plans. As of December 31, 1999 at least 1.9 million shares are subject to immediately exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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


Item 2.  Properties

  We lease an approximately 14,000 square foot facility in Palo Alto, California for administrative, sales and marketing purposes. The lease for this facility expires in April 2001. We also lease an approximately 86,000 square foot facility in San Diego, California, which is used for manufacturing, engineering, and administration. The current lease for this facility expires in July 2005. In addition, we lease an approximately 11,000 square foot facility in San Diego, California which we are currently attempting to sublease. The lease for this facility expires in August 2003.

  The Company is currently seeking additional facilities to meet the requirements projected in its business plan.


Item 3.  Legal Proceedings

  We are not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "CMTN." The Common Stock was initially offered to the public on May 13, 1999 at $10.50 per share. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of the Company's Common Stock for the periods indicated, as reported by Nasdaq. All per share prices have been adjusted for a 2 for 1 stock dividend which was effective December 10, 1999. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

1999                                                 High              Low
                                                ---------------  ---------------
  Second Quarter (Subsequent to May 13, 1999)       $39.75           $25.25
  Third Quarter                                      67.50            34.63
  Fourth Quarter                                     54.75            35.28


  To date, the Company has neither declared nor paid any dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of February 17, 2000, there were 855 holders of record of the Common Stock.

______________________________________

  On May 13, 1999, the Company completed its initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley Dean Witter, BancBoston Robertson Stephens and Dain Rauscher Wessels. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-73153) (the "Registration Statement") that was declared effective by the Securities and Exchange Commission on May 12, 1999. All 4,600,000 shares of common stock registered under the Registration Statement, including shares covered by an over-allotment option, were sold at a price to the public of $21.00 per share. The offering resulted in gross proceeds of $96,600,000, of which $6,762,000 was applied toward commissions to the underwriters. Expenses related to the offering were estimated to be approximately $1,165,000. After deduction of the underwriters' commissions and the expenses of the offering, the Company received net proceeds of approximately $88,673,000.

  As of December 31, 1999, the Company had used the net proceeds from the offering to (i) pay for research and development expenses (approximately $11.5 million), (ii) expand its sales and marketing activities (approximately $12.1 million), and (iii) pay for general and administrative expenses and for working capital (approximately $49.9 million). Other than payments of salaries and bonuses to officers of the Company, the amounts of which are described in the Proxy Statement related to the Company's 2000 Annual Meeting, none of the proceeds from the offering were paid, directly or indirectly, to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of the Company's equity securities or to any affiliates of the Company. Pending its use of the remaining net proceeds from the offering, the Company has invested such sums (approximately $15.2 million) in short-term, interest bearing, investment grade securities.

Item 6.  Selected Financial Data


  In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements, for the years ended December 31, 1999, 1998, and 1997 and for the period March 11, 1996 (inception) to December 31, 1996. When you read this summary historical financial data, it is important that you read along with it the historical financial statements and related notes included herein (in thousands, except per share data).

                                                                                                  Period From
                                                                                                 March 11, 1996
                                                                Year Ended                    (inception) through
                                                               December 31,                       December 31,
                                                -------------------------------------------  ----------------------
                                                    1999           1998           1997                1996
                                                -------------  -------------  -------------  ----------------------
   Statement of Operations Data:
     Net revenue                                    $112,723       $ 21,821       $    211          $   ---
     Cost of revenue                                  53,002         12,400          1,717              ---
                                                    --------       --------       --------          -------
       Gross profit (loss)                            59,721          9,421         (1,506)             ---
     Operating expenses:
        Research and development                      15,523          7,225          4,753            1,483
        Sales and marketing                           16,158          5,363          1,510              ---
        General and administration                     5,998          3,428          1,928              553
        Amortization of deferred stock
          compensation                                 5,431          3,929          1,490              189
                                                    --------       --------       --------          -------
                  Total operating expenses            43,110         19,945          9,681            2,225
                                                    --------       --------       --------          -------
     Income (loss) from operations                    16,611        (10,524)       (11,187)          (2,225)
     Interest and other income                         4,385            406            268               47
     Interest expense                                   (289)          (213)           (97)              (3)
                                                    --------       --------       --------          -------
     Income (loss) before income taxes                20,707        (10,331)       (11,016)          (2,181)
     Provision for income taxes                        8,490            ---            ---              ---
                                                    --------       --------       --------          -------
     Net income (loss)                              $ 12,217       $(10,331)      $(11,016)         $(2,181)
                                                    ========       ========       ========          =======

     Basic net income (loss) per share (1)          $    .39       $  (3.87)      $  (7.81)         $ (5.84)
                                                    ========       ========       ========          =======
     Diluted net income (loss) per share (1)        $    .23       $  (3.87)      $  (7.81)         $ (5.84)
                                                    ========       ========       ========          =======
     Shares used in basic per share
       calculations (1)                               31,289          2,666          1,410              374
                                                    ========       ========       ========          =======
     Shares used in diluted per share
       calculations (1)                               52,282          2,666          1,410              374
                                                    ========       ========       ========          =======

                                                                  As of December 31,
                                                ------------------------------------------------------
                                                    1999          1998          1997          1996
                                                ------------  ------------  ------------  ------------
   Balance Sheet Data:
     Cash, cash equivalents and
          short-term marketable investments         $117,169       $18,529       $ 9,517        $3,406
     Working capital                                 132,187        24,326         7,653           366
     Total assets                                    165,775        36,209        12,332         4,056
     Long-term debt and capital lease
          obligation, less current portion             4,044         1,965           735           262
     Total stockholders' equity                      143,321        26,843         9,069           749

___________________
   (1) See Note 1 of the Notes to Financial Statements for a description of the computation of basic and diluted net income (loss) per share and the number of shares used to compute basic and diluted net income (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

  From Copper Mountain's inception in March 1996 through December 1997, its operating activities related primarily to developing, building and testing prototype products; building its technical support infrastructure; commencing the staffing of its marketing, sales and customer service organizations; and establishing relationships with its customers. We commenced shipments of our CopperEdge product family in September 1997, including line cards for these Copper Edge systems and our CopperRocket DSL customer premise equipment, or DSL CPE.

  Our revenue is generated primarily from sales of our central office-based equipment: our CopperEdge 200 DSL concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. We also sell our CopperEdge 150 DSL concentrators, or CE 150, to customers in the multiple tenant unit, or MTU, market.

  For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 88% of our revenue, of which sales to NorthPoint Communications, Inc., Rhythms NetConnections Inc., and Lucent Technologies, Inc. accounted for approximately 37%, 28% and 23% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

  We market and sell our products directly to telecommunications service providers and through strategic original equipment manufacturers and distributors. We generally recognize revenue from product sales upon shipment if collection of the resulting receivable is probable and product returns are reasonably estimated. No revenue is recognized on products shipped on a trial basis. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenue is recognized. To date, we have not generated any revenues from international sources.

  We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for CE200 systems shipped in prior periods. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive the majority of our revenue from sales made directly to telecommunications service providers. A significant increase in our original equipment manufacturer revenue would adversely impact or reduce our gross margin.

  To date, gross margin on sales of our CE200 and related wide area network and line cards, typically sold as a combined system, has been higher than gross margin on sales of DSL CPE. Furthermore, combined systems are not generally fully-populated (i.e., less than the eight line cards which each system can support or a capacity of 192 subscribers) when sold. When our customers add more subscribers than are supported in the initial configuration, we expect that these customers will purchase additional line cards from us to increase subscriber capacity. The sale of additional line cards generates higher gross margin than the initial sale of combined systems. Gross margin on our DSL CPE is expected to decline in the future and we expect to face pricing competition which may result in lower average selling prices for these products as other suppliers of Copper Mountain compatible CPE enter the market. As the telecommunications service providers that purchase our products make their services broadly available to their customers, we expect our product mix to continue to shift more heavily toward sales of the Copper Edge family and the related line cards. We expect gross margin for our CE200 systems and follow-on line cards to improve due to lower component costs and improved costs from our subcontractors as our revenue from these products increases. However, we cannot be sure that we will achieve or maintain the revenue volumes required for these increases in gross margin.

  We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue consists of payments to our current contract manufacturer, Flextronics International Ltd. We selected Flextronics as our manufacturing partner with the goal of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

  Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to invest in marketing, business development activities, selling and promotional programs, and therefore we expect expenses related to these programs to continue to increase substantially in absolute dollars in the future. In addition, we expect to substantially expand our field sales operations and customer support organizations, which would also result in an increase in sales and marketing expenses.

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

  Amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the deemed fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded total deferred stock compensation of $1.8 million, $2.4 million, $11.1 million and $234,000 in 1996, 1997, 1998, and 1999, respectively, and amortized $189,000, $1.5 million, $3.9 million, and $5.4 million in 1996, 1997, 1998 and 1999, respectively, leaving approximately $4.6 million to be amortized in future periods.

Results of Operations

  The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                                            Years Ended
                                                                           December 31,
                                                           ---------------------------------------------
                                                                1999           1998            1997
                                                           --------------  -------------  --------------
   Net revenue                                                     100.0%         100.0%          100.0%
   Cost of revenue                                                  47.0           56.8           813.7
                                                                   -----         ------       ---------
    Gross profit (loss)                                             53.0           43.2          (713.7)
   Operating expenses:
        Research and development                                    13.8           33.1         2,252.6
        Sales and marketing                                         14.3           24.6           715.6
        General and administration                                   5.4           15.7           913.8
        Amortization of deferred stock compensation                  4.8           18.0           706.2
                                                                   -----         ------       ---------
             Total operating expenses                               38.3           91.4         4,588.2
                                                                   -----         ------       ---------
   Income (loss) from operations                                    14.7          (48.2)       (5,301.9)
   Interest and other income                                         3.9            1.9           127.0
   Interest expense                                                  (.3)          (1.0)          (46.0)
                                                                   -----         ------       ---------
   Income (loss) before income taxes                                18.3          (47.3)       (5,220.9)
   Provision for income taxes                                        7.5            ---             ---
                                                                   -----         ------       ---------
   Net income (loss)                                                10.8%         (47.3)%      (5,220.9)%
                                                                   -----         ------       ---------

Years Ended December 31, 1998 and 1999

  Net Revenue. Our revenue increased from $21.8 million in 1998 to $112.7 million in 1999. This increase was primarily due to the increased commercial acceptance of DSL technology, the commercial market acceptance of our products, and investments made in our marketing and sales organization. Incremental sales made to our established customers accounted for approximately $56.4 million of the increase with the remaining $34.5 million of the increase being derived from new customer relationships. Sales to our three largest customers, NorthPoint, Rhythms and Lucent, increased from $13.2 million, $4.0 million and zero, respectively, for the year ended December 31, 1998 to $42.2 million, $32.0 million and $25.4 million, respectively, for the year ended December 31, 1999.

  Gross Profit (Loss). Our gross profit increased from $9.4 million in 1998 to $59.7 million in 1999. The increase in gross profit was primarily the result of an increase in net revenue for the period. Gross profit percentages also increased on a year-over-year basis, from 43.2% for the year ended December 31, 1998 to 53.0% for the year ended December 31, 1999. The increase in gross profit as a percentage of sales was primarily due to an increase in unit volumes, a favorable product mix, and decreased unit costs associated with improved overhead absorption.

  Research and Development. Our research and development expenses increased from $7.2 million in 1998 to $15.5 million in 1999. This increase was primarily due to an increase in personnel expenses related to an increase in our engineering staff, increased prototype material costs, increased facility related costs, and higher depreciation related to an increase in capital equipment. Research and development expenses as a percentage of net revenue decreased from 33.1% in 1998 to 13.8% in 1999. The decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue during 1999. We intend to increase expenditures in research and development programs in future periods for the purpose of enhancing current products, reducing the cost of current products and developing new products.

  Sales and Marketing. Our sales and marketing expenses increased from $5.4 million in 1998 to $16.2 million in 1999. This increase was primarily the result of an increase in personnel expenses for sales and marketing staff, increased expenses related to customer support, increased sales commissions associated with higher net revenue, and increased promotional and product marketing expenses. The decrease in sales and marketing expense as a percentage of net revenue was primarily the result of an increase in our net revenue in 1999.

  General and Administrative. Our general and administrative expenses increased from $3.4 million in 1998 to $6.0 million in 1999. This increase was primarily the result of increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses. General and administrative expenses as a percentage of net revenue decreased from 15.7% for 1998 to 5.4% for 1999. This decrease was primarily the result of an increase in our net revenue in 1999.

  Interest and Other Income. Interest and other income increased from $406,000 in 1998 to $4.4 million in 1999. This increase reflects an increase in interest income generated from higher average cash balances and investments in marketable securities in 1999, which included the proceeds from our initial public offering completed in May of 1999.

  Income taxes. Our effective income tax rate for 1999 was 41%, which approximates the combined federal and California (net of federal benefit) statutory rate. During 1999, our utilization of net operating loss and tax credit carryforwards was limited under sections 382 and 383 of the Internal Revenue Code. We have previously not recorded a tax provision (benefit) due to our historical net losses. Additionally, the realization of our carryforwards is considered uncertain and as a result a full valuation allowance has been established which offsets these deferred tax assets for all periods presented.


Years Ended December 31, 1997 and 1998

  Net Revenue. Our revenue increased from $211,000 in 1997 to $21.8 million in 1998. This increase was primarily due to the successful transition from development of our products to commencement of commercial operations and the general release of our products. In 1998, we successfully introduced our 24 port SDSL line card, our 24 port IDSL line card, our frame relay-based wide area networks card and our IDSL CPE.

  Gross Profit (Loss). Our gross profit increased from a loss of $1.5 million in 1997 to a profit of $9.4 million in 1998. The increase in gross profit was primarily the result of the absorption of overhead associated with greater unit volumes and increased economies of scale. As a result, our gross margin in 1998 improved substantially over 1997.

  Research and Development. Our research and development expenses increased from $4.8 million in 1997 to $7.2 million in 1998. This increase in our research and development expenses was related to increases in personnel and personnel related costs, prototype material expenses, contract development expense as well as expenses related to the completion and commercial release of our initial products.

  Sales and Marketing. Our sales and marketing expenses increased from $1.5 million in 1997 to $5.4 million in 1998. This increase was primarily a result of an increase in personnel and personnel-related costs, including increases in staffing for marketing program management, product marketing, account management, customer support and direct sales as well as a substantial increase in sales commissions. To a lesser extent, the increase resulted from higher trade show and marketing communications expenses.

  General and Administrative. Our general and administrative expenses increased from $1.9 million in 1997 to $3.4 million in 1998. This increase is a result of an increase in personnel costs for executive officers and support staff, legal, accounting and consulting fees. The increase in our general and administrative staffing, was required to support the growth in our operations, commercial activities and customer base.

  Interest and Other Income. Interest and other income increased from $268,000 in 1997 to $406,000 in 1998. This increase reflects an increase in interest income generated from higher average cash balances and investments in marketable securities in 1998.


Liquidity and Capital Resources

  From our inception through April 1999, we have financed our operations primarily through the sale of preferred equity securities. In total, we raised approximately $44.5 million, net of fees and expenses, through the sale of preferred equity. In May 1999, we closed our initial public offering with proceeds, net of underwriting fees, of approximately $89.9 million. We have also utilized available financing for the purchase of capital equipment.

  At December 31, 1999, we had cash and cash equivalents of $25.4 million, short-term marketable investments of $91.8 million and long-term marketable investments of $5.1 million. We have a $5.0 million financing agreement with a bank which allows us to finance the purchase of capital equipment. As of December 31, 1999 we had utilized $4.7 million of the available credit under the financing agreement.

  Cash provided by or (used in) operating activities for the years ended December 31, 1999, 1998 and 1997 was $20.3 million, ($14.3) million and ($8.0)
million, respectively. The relative increase in cash provided by operating activities for the year ended December 31, 1999 compared to the prior year was primarily the result of the change in net income to $12.2 million in 1999 compared to a net loss of loss of $10.3 million in 1998. Additionally, the company's provision for income tax for 1999 does not include $9.4 million of tax benefits generated in 1999 as a result of sales of Copper Mountain stock by employees in disqualifying disposition transactions. The relative increase in cash used for operating activities for the year ended December 31, 1998 compared to the prior year was primarily due to increases in accounts receivable, inventory and other assets, as a result of the introduction of and growth in demand for our products. This increase was partially offset by increases in accounts payable and other accruals, as well as a $685,000 decrease in the net loss.

  Cash used in investing activities for the years ended December 31, 1999, 1998 and 1997 was $92.6 million, $12.1 million and $1.5 million, respectively. The relative increase in cash used for investing activities for the year ended December 31, 1999 compared to the prior period was the result of net purchases of marketable investments, and to a lesser extent, the purchase of computers and other equipment. The relative increase in cash used for investing activities for the year ended December 31, 1998 compared to the prior year was primarily due to the purchase of $10.9 million in short-term marketable investments, which was partially offset by a decrease in the amount of equipment purchased.

  Cash provided by financing activities for the years ended December 31, 1999, 1998 and 1997 was $90.0 million, $24.5 million and $15.6 million, respectively. The relative increase in cash provided by financing activities for the year ended December 31, 1999 compared to the prior year was primarily due to the receipt of the proceeds from our initial public offering. The relative increase in cash provided from financing activities for the year ended December 31, 1998 compared to the prior year was primarily due to $24.1 million in net proceeds from an equity financing in October 1998.

  In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. As of December 31, 1999, the full amount of funds available under the equipment loan had been utilized. As of December 31, 1999, the Company had $316,000 available for future borrowings under the capital lease agreement. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8%. Both obligations are secured by the related equipment. All borrowings under the capital lease agreement must be completed by March 31, 2000.

  We have no material commitments other than obligations under our credit facilities and operating and capital leases. See Notes 5, 6 and 8 of Notes to Financial Statements. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend significant amounts on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

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

  We believe that our cash and cash equivalents balances, short-term marketable investments and funds available under our existing credit facilities will be sufficient to satisfy our cash requirements for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.


Impact of Year 2000

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, it internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Summarized Quarterly Data (Unaudited)

    The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 1999. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (in thousands, except per share data):

                                           1st Quarter        2nd Quarter        3rd Quarter        4th Quarter
                                        ----------------   ----------------   ----------------   ----------------
1999
Net revenue                                      $13,217            $22,890            $32,016            $44,601
Gross profit                                       6,833             12,075             16,999             23,815
Income (loss) from operations                     (1,135)             2,545              6,189              9,011
Net income (loss)                                 (1,036)             2,343              4,646              6,264
Basic net income (loss) per share (1)              (0.24)              0.09               0.10               0.13
Diluted net income (loss) per share (1)            (0.24)              0.05               0.08               0.11

1998
Net revenue                                      $   317            $ 1,281            $ 5,556            $14,667
Gross profit                                         100                486              2,197              6,638
Loss from operations                              (3,367)            (3,545)            (3,210)              (402)
Net loss                                          (3,287)            (3,545)            (3,257)              (242)
Basic net loss per share (1)                       (1.54)             (1.44)             (1.16)             (0.07)
Diluted net loss per share (1)                     (1.54)             (1.44)             (1.16)             (0.07)

_____________

(1) Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. Net income (loss) per share data for all periods presented has been adjusted to reflect the two-for-one stock dividend that was effective December 10, 1999. See Note 1 and Note 7 of Notes to the Financial Statements for an explanation of the determination of basic and diluted net income(loss) per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 1999.

Item 8.  Financial Statements

    The Company's financial statements at December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and the Report of Ernst & Young LLP, Independent Auditors, are included in this Report on pages F-1 through F-19.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item will be set forth under the captions "Election of Directors" and "Executive Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management ."

Item 13. Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                          Page
                                                                         Number
                                                                        --------
          (a)  Documents filed as part of the report:
               (1)     Report of Ernst & Young LLP,  Independent
                       Auditors                                            F-1
                       Balance Sheets at December 31, 1999 and 1998        F-2
                       Statements of Operations for 1999, 1998 and
                        1997                                               F-3
                       Statements of Stockholders' Equity for 1999,
                        1998 and 1997                                      F-4
                       Statements of Cash Flows for 1999, 1998 and
                       1997                                                F-6
                       Notes to Financial Statements                       F-7
                       Schedule II Valuation and Qualifying Accounts      II-1

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (2)  Exhibits

 Exhibit
 Number                                  Description of Document
 ------                                  -----------------------
    3.1        Amended and Restated Certificate of Incorporation.(1)
    3.2        Bylaws.(1)
    4.1        Reference is made to Exhibits 3.1 and 3.2.(1)
    4.2        Specimen Stock Certificate.(1)
   10.1        Amended and Restated 1996 Equity Incentive Plan (the "1996
               Plan").(1)
   10.2        Form of Stock Option Agreement pursuant to the 1996 Plan.(1)
   10.3 1999 Employee Stock Purchase Plan and related offering documents.(1)
   10.4 Employment Agreement between the Company and Steve Hunt, dated July 31, 1996.(1)
   10.5 Employment Agreement between the Company and Richard Gilbert, dated March 22, 1998.(1)
   10.6 Master Equipment Lease between the Company and Comdisco, Inc., dated September 30, 1997.(1)
   10.7 Loan and Security Agreement between the Company and Silicon Valley Bank, dated August 14, 1998.(1)
   10.8 Loan and Security Agreement between the Company and Silicon Valley Bank and MMC/GATX Partnership No. 1, dated October 4, 1996.(1)
   10.9 Office Lease between the Company and Public Storage Properties XVIII, Inc., dated June 14, 1996.(1)
  10.10 Office Lease between the Company and R.G. Harris & Company, dated August 12, 1997.(1)
  10.11 Office Sublease between the Company and Stuart Leeb and Associates, dated May 1, 1998.(1)
  10.12 Office Lease between the Company and Palomar Enterprises, Inc., dated July 20, 1998.(1)
  10.13 Warrant Agreement between the Company and MMC/GATX Partnership No. 1, dated October 4, 1996.(1)
  10.14 Warrant Agreement between the Company and Silicon Valley Bank, dated October 4, 1996.(1)
  10.15 Warrant Agreement between the Company and Comdisco, Inc., dated October 29, 1997.(1)

 Exhibit
 Number                                  Description of Document
 ------                                  -----------------------
  10.16        Warrant Agreement between the Company and Comdisco, Inc., dated
               April 27, 1998.(1)
  10.17        Warrant Agreement between the Company and Intel Corporation, dated January 14, 1997.(1)
  10.18        Warrant Agreement between the Company and Silicon Valley Bank, dated August 14, 1998.(1)
  10.19        Amended and Restated Investors' Rights Agreement by and among the
               Company and certain stockholders of the Company, dated October 9,
               1998.(1)
  10.20        Right of First Refusal and Co-Sale Agreement by and among the
               Company and certain stockholders of the Company, dated October 9,
               1998.(1)
  10.21        Voting Agreement by and among the Company and certain
               stockholders of the Company, dated October 9, 1998.(1)
  10.22        Founder Stock Purchase Agreement between the Company and Joseph
               D. Markee, dated March 11, 1996.(1)
  10.23        First Amendment to Founder Stock Purchase Agreement between the
               Company and Joseph D. Markee, dated June 12, 1998.(1)
  10.24        Founder Stock Purchase Agreement between the Company and Mark J.
               Handzel, dated March 11, 1996.(1)
  10.25        First Amendment to Founder Stock Purchase Agreement between the
               Company and Mark J. Handzel, dated January 27, 1999.(1)
 +10.26        General Agreement for the Procurement of Products and Services
               and the Licensing of Software between the Company and Lucent
               Technologies Inc., dated November 17, 1998.(1)
 +10.27        OEM Purchase and Development Agreement between the Company an
               3COM Corporation, dated November 24, 1998.(1)
 +10.28        Development, Manufacturing and Supply Agreement between the
               Company and Netopia, Inc., dated May 19, 1998.(1)
  10.29        Warrant Agreement between the Company and Intel Corporation, dated January 14, 1997.(1)
  10.30        1999 Non-Employee Directors' Stock Option Plan.(1)
  10.31        Form of Nonqualified Stock Option for use with 1999 Non-Employee
               Directors' Stock Option Plan.(1)
  10.32        Form of Indemnification Agreement(1)
 +10.33        Equipment Purchase Agreement between the Company and NorthPoint
               Communications, Inc. dated April 8, 1999.(1)
 +10.34        Standard Full Service Gross Office Lease among the Company,
               Pacific Sorrento Mesa Holdings, L.P., and Pacific Stonecrest
               Holdings, L.P., dated March 31, 1999.(1)
 +10.35        Equipment Purchase Agreement between the Company and NorthPoint
               Communications, Inc. dated July 21, 1999. (2)
 +10.36        Equipment Purchase Agreement between the Company and Rhythms
               NetConnections, Inc. dated December 10, 1999.*
  10.37        Software License Agreement between the Company and Rhythms
               NetConnections, Inc. dated December 10, 1999.*
 +10.38        Customer Technical Support Services Agreement between the Company and Rhythms NetConnections, Inc. dated December 10, 1999.*
  10.39        Employment Agreement between the Company and Joseph D. Markee, dated March 12, 1999.(1)
   23.1        Consent of Ernst & Young LLP, Independent Auditors.*
   24.1        Power of Attorney.
   27          Financial Data Schedule.*

     ___________________________________________________________________________

     (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") on March 1, 1999 (File No. 333-73153), as amended by Amendment No. 1 filed with the Commission on April 13, 1999, Amendment No. 2 filed with the Commission on April 26, 1999, and Amendment No. 3 filed with the Commission on

          May 11, 1999.
     (2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
     *    Filed Herewith
     + Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 2000


                                        Copper Mountain Networks, Inc.

                                        By: /s/ RICHARD S. GILBERT
                                            ------------------------------
                                            Richard S.  Gilbert
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                     Title                         Date
          ---------                     -----                         ----

/s/ RICHARD S. GILBERT        President, Chief Executive          March 17, 2000
-----------------------------
Richard S. Gilbert            Officer and Director (Principal
                              Executive Officer)

/s/ JOHN A. CREELMAN          Vice President of Finance, Chief    March 17, 2000
-----------------------------
John A. Creelman              Financial Officer and Secretary
                              (Principal Financial Officer and
                              Principal Accounting Officer)

/s/ JOSEPH D. MARKEE          Chief Technical Officer and         March 17, 2000
-----------------------------
Joseph D. Markee              Chairman of the Board

/s/ ROBERT L. BAILEY          Director                            March 17, 2000
-----------------------------
Robert L. Bailey


/s/ TENCH COXE                Director                            March 17, 2000
-----------------------------
Tench Coxe

/s/ ROGER EVANS               Director                            March 17, 2000
-----------------------------
Roger Evans

/s/ RICHARD H. KIMBALL        Director                            March 17, 2000
-----------------------------
Richard H. Kimball

/s/ RAYMOND V. THOMAS         Director                            March 17, 2000
-----------------------------
Raymond V. Thomas

/s/ ANDREW W. VERHALEN        Director                            March 17, 2000
-----------------------------
Andrew W. Verhalen

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Copper Mountain Networks, Inc.

We have audited the accompanying balance sheets of Copper Mountain Networks, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Mountain Networks, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                       /s/ Ernst & Young LLP

San Diego, California
January 28, 2000,
except for Note 12, as
to which the date is
February 29, 2000

                        COPPER MOUNTAIN NETWORKS, INC.

                                BALANCE SHEETS
                     (in thousands, except per share data)

                                                                             December 31,
                                                                      1999                  1998
                                                              --------------------  --------------------
ASSETS
------

Current assets:
   Cash and cash equivalents                                             $ 25,405              $  7,631
   Short-term marketable investments                                       91,764                10,898
   Accounts receivable, net                                                18,992                 8,026
   Inventory                                                               12,801                 4,668
   Other current assets                                                     1,530                   476
                                                                         --------              --------
Total current assets                                                      150,492                31,699
Property and equipment, net                                                 8,825                 3,214
Marketable investments                                                      5,139                   ---
Other assets                                                                1,319                 1,296
                                                                         --------              --------
Total assets                                                             $165,775              $ 36,209
                                                                         ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                      $  7,887              $  4,371
   Accrued liabilities                                                      8,800                 2,219
   Current portion of obligations under capital leases
       and equipment notes payable                                          1,618                   783
                                                                         --------              --------
Total current liabilities                                                  18,305                 7,373
Obligations under capital leases and equipment
    notes payable, less current portion                                     4,044                 1,965
Other accrued                                                                 105                    28
Stockholders' equity:
   Preferred stock, $.001 par value, 5,000 shares
    authorized, none issued and outstanding as of December 31, 1999
     and 1998, respectively                                                  ----                  ----
  Convertible preferred stock, no par value, zero and
     10,223 shares issued and outstanding at December 31,
     1999 and 1998, respectively                                             ----                44,502
   Common stock, $.001 par value, 100,000 shares
     authorized, 47,662 and 5,034 shares issued and
     outstanding at December 31, 1999 and 1998, respectively                   48                     5
   Notes receivable from stockholders                                        ----                   (41)
   Additional paid in capital                                             159,149                15,667
   Deferred compensation                                                   (4,565)               (9,762)
   Accumulated deficit                                                    (11,311)              (23,528)
                                                                         --------              --------
Total stockholders' equity                                                143,321                26,843
                                                                         --------              --------
Total liabilities and stockholders' equity                               $165,775              $ 36,209
                                                                         ========              ========

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                             Year Ended
                                                                            December 31,
                                                    -----------------------------------------------------------
                                                          1999                  1998                  1997
                                                    ---------------       ---------------       ---------------
Net revenue                                                $112,723              $ 21,821              $    211
Cost of revenue                                              53,002                12,400                 1,717
                                                    ---------------       ---------------       ---------------
  Gross profit (loss)                                        59,721                 9,421                (1,506)
Operating expenses:
  Research and development                                   15,523                 7,225                 4,753
  Sales and marketing                                        16,158                 5,363                 1,510
  General and administrative                                  5,998                 3,428                 1,928
  Amortization of deferred stock compensation                 5,431                 3,929                 1,490
                                                    ---------------       ---------------       ---------------
      Total operating expenses                               43,110                19,945                 9,681
                                                    ---------------       ---------------       ---------------

Income (loss) from operations                                16,611               (10,524)              (11,187)

Other income (expense):
     Interest and other income                                4,385                   406                   268
     Interest expense                                          (289)                 (213)                  (97)
                                                    ---------------       ---------------       ---------------
Income (loss) before income taxes                            20,707               (10,331)              (11,016)
Provision for income taxes                                    8,490                  ----                  ----
                                                    ---------------       ---------------       ---------------
Net income (loss)                                          $ 12,217              $(10,331)             $(11,016)
                                                    ===============       ===============       ===============

Basic net income (loss) per share                          $   0.39              $  (3.87)             $  (7.81)
                                                    ===============       ===============       ===============

Diluted net income (loss) per share                        $   0.23              $  (3.87)             $  (7.81)
                                                    ===============       ===============       ===============

Basic common equivalent shares                               31,289                 2,666                 1,410
                                                    ===============       ===============       ===============

Diluted common equivalent shares                             52,282                 2,666                 1,410
                                                    ===============       ===============       ===============

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                      Preferred Stock       Common Stock
                                                    -------------------  ------------------
                                                                                                 Notes
                                                                                              Receivable    Additional
                                                    Number of            Number of               From         Paid in
                                                     Shares     Amount     Shares    Amount  Stockholders     Capital
                                                    ---------  --------  ---------   ------  ------------   ----------
Balance at December 31, 1996                            2,723   $ 2,723      3,929       $4           (69)     $ 1,896
Issuance of Series B convertible preferred stock
   at $3.39 per share for cash and conversion of
   convertible bridge note payable, net                 1,850     6,196       ----     ----          ----         ----
Issuance of Series C convertible preferred stock
   at $4.75 per share for cash                          2,422    11,506       ----     ----          ----         ----
Exercise of options to purchase common stock             ----      ----        477     ----          ----           16
Stock grants for consulting services                        2      ----         55     ----          ----           15
Issuance of warrants to purchase convertible
   preferred stock in connection with technology
   agreement, notes payable, and consulting
   services                                              ----      ----       ----     ----          ----          113
Deferred compensation related to the grant of
   stock options                                         ----      ----       ----     ----          ----        2,429
Amortization related to deferred stock
   compensation                                          ----      ----       ----     ----          ----         ----
Net loss                                                 ----      ----       ----     ----          ----         ----
                                                    ---------  --------  ---------   ------  ------------   ----------

Balance at December 31, 1997                            6,997    20,425      4,461        4           (69)       4,469
Exercise of options to purchase common stock             ----      ----      1,030        1          ----           60
Stock grants for consulting services                     ----      ----         19     ----          ----            5
Deferred compensation related to the grant of
   stock options                                         ----      ----       ----     ----          ----       11,128
Amortization related to deferred stock
   compensation                                          ----      ----       ----     ----          ----         ----
Stock forfeited by employee                              ----      ----       (476)    ----            16          (16)
Repayment of note receivable from stockholder            ----      ----       ----     ----            12         ----
Issuance of Series C convertible preferred stock
   warrants in connection with a financing
   agreement                                             ----      ----       ----     ----          ----           21
Issuance of Series D convertible preferred stock
   at $7.75 per share for cash, net                     3,226    24,077       ----     ----          ----         ----
Net loss                                                 ----      ----       ----     ----          ----         ----
                                                    ---------  --------  ---------   ------  ------------   ----------
Balance at December 31, 1998                           10,223   $44,502      5,034       $5          $(41)     $15,667

                                                                                          Total
                                                        Deferred     Accumulated       Stockholders'
                                                      Compensation     Deficit            Equity
                                                      ------------   -----------   -------------------
Balance at December 31, 1996                              $ (1,624)     $ (2,181)             $    749
Issuance of Series B convertible preferred stock
   at $3.39 per share for cash and conversion of
   convertible bridge note payable, net                       ----          ----                 6,196
Issuance of Series C convertible preferred stock
   at $4.75 per share for cash                                ----          ----                11,506
Exercise of options to purchase common stock                  ----          ----                    16
Stock grants for consulting services                          ----          ----                    15
Issuance of warrants to purchase convertible
   preferred stock in connection with technology
   agreement, notes payable, and consulting
   services                                                   ----          ----                   113
Deferred compensation related to the grant of
   stock options                                            (2,429)         ----                  ----
Amortization related to deferred stock
   compensation                                              1,490          ----                 1,490
Net loss                                                      ----       (11,016)              (11,016)
                                                      ------------   -----------   -------------------

Balance at December 31, 1997                                (2,563)      (13,197)                9,069
Exercise of options to purchase common stock                  ----          ----                    61
Stock grants for consulting services                          ----          ----                     5
Deferred compensation related to the grant of
   stock options                                           (11,128)         ----                  ----
Amortization related to deferred stock
   compensation                                              3,929          ----                 3,929
Stock forfeited by employee                                   ----          ----                  ----
Repayment of note receivable from stockholder                 ----          ----                    12
Issuance of Series C convertible preferred stock
   warrants in connection with a financing
   agreement                                                  ----          ----                    21
Issuance of Series D convertible preferred stock
   at $7.75 per share for cash, net                           ----          ----                24,077
Net loss                                                      ----       (10,331)              (10,331)
                                                      ------------   -----------   -------------------
Balance at December 31, 1998                              $ (9,762)     $(23,528)             $ 26,843

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (CON'T)
                     (in thousands, except per share data)

                                                                Preferred Stock        Common Stock
                                                            ----------------------  -----------------
                                                                                                          Notes
                                                                                                        Receivable   Additional
                                                            Number of               Number of              from       Paid in
                                                              Shares      Amount     Shares    Amount  Stockholders   Capital
                                                            ---------   ---------   ---------  ------  ------------  ----------
Conversion of preferred  to common stock                      (10,223)   $(44,502)     30,670     $31  $       ----    $ 44,471
Issuance of common stock, net                                    ----        ----       9,200       9          ----      88,664
Stock grants for consulting services                             ----        ----           1    ----          ----           7
Repayment of notes receivable from stockholders                  ----        ----        ----    ----            41        ----
Deferred compensation related to the grant of stock options      ----        ----        ----    ----          ----         234
Amortization related to deferred stock compensation              ----        ----        ----    ----          ----        ----
Net exercise of warrant to purchase common stock                 ----        ----         235    ----          ----        ----
Tax benefit from the exercise of stock options                   ----        ----        ----    ----          ----       9,389
Exercise of options to purchase common stock                     ----        ----       2,522       3          ----         717
Net income                                                       ----        ----        ----    ----          ----        ----
                                                            ---------   ---------   ---------  ------  ------------  ----------
Balance at December 31, 1999                                     ----   $    ----      47,662     $48  $       ----    $159,149
                                                            =========   =========   =========  ======  ============  ==========
                                                                                           Total
                                                              Deferred     Accumulated  Stockholders'
                                                            Compensation    Deficit        Equity
                                                            -------------  ---------    ------------
Conversion of preferred to common stock                     $    ----      $    ----    $    ----
Issuance of common stock, net                                    ----           ----       88,673
Stock grants for consulting services                             ----           ----            7
Repayment of notes receivable from stockholders                  ----           ----           41
Deferred compensation related to the grant of stock options      (234)          ----         ----
Amortization related to deferred stock compensation             5,431           ----        5,431
Net exercise of warrant to purchase common stock                 ----           ----         ----
Tax benefit from the exercise of stock options                   ----           ----        9,389
Exercise of options to purchase common stock                     ----           ----          720
Net income                                                       ----         12,217       12,217
                                                            ---------      ---------    ---------
Balance at December 31, 1999                                $  (4,565)     $ (11,311)   $ 143,321
                                                            =========      =========    =========

                See accompanying notes to financial statements

                         COPPER MOUNTAIN NETWORKS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Year Ended
                                                                                         December 31,
                                                                    ----------------------------------------------------
                                                                         1999               1998               1997
                                                                    ---------------    ---------------    --------------
Cash flows from operating activities:
  Net income (loss)                                                       $  12,217           $(10,331)         $(11,016)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
       Depreciation and amortization                                          3,089              1,231               511
       Non-cash compensation                                                  5,438              3,934             1,503
       Loss on disposal of equipment                                            193               ----              ----
       Tax benefit from the sale of stock options                             9,389               ----              ----
       Changes in operating assets and liabilities:
          Accounts receivable                                               (10,966)            (7,843)             (183)
          Inventory                                                          (8,133)            (4,285)             (383)
          Other current assets and other assets                              (1,095)            (1,469)             (155)
          Accounts payable and accrued liabilities                           10,174              4,435             1,735
                                                                          ---------           --------          --------

Net cash provided by (used in) operating activities                          20,306            (14,328)           (7,988)
                                                                          ---------           --------          --------

Cash flows from investing activities:
  Purchases of marketable investments                                      (113,416)           (11,140)             ----
  Maturities of marketable investments                                       27,411                242              ----
  Purchases of property and equipment                                        (6,572)            (1,171)           (1,515)
                                                                          ---------           --------          --------

Net cash used in investing activities                                       (92,577)           (12,069)           (1,515)
                                                                          ---------           --------          --------

Cash flows from financing activities:
  Proceeds from issuance of equipment notes payable                           2,464                921               615
  Payments on capital lease obligations                                        (429)              (293)              (18)
  Payments on equipment notes payable                                        (1,424)              (267)             (201)
  Proceeds from issuance of preferred stock                                    ----             24,077            15,202
  Repayment of shareholders notes receivable                                     41               ----              ----
  Proceeds from issuance of common stock                                     89,393                 73                16
                                                                          ---------           --------          --------

Net cash provided by financing activities                                    90,045             24,511            15,614
                                                                          ---------           --------          --------

Net increase (decrease) in cash and cash equivalents                         17,774             (1,886)            6,111

Cash and cash equivalents at beginning of year                                7,631              9,517             3,406
                                                                          ---------           --------          --------

Cash and cash equivalents at end of year                                  $  25,405           $  7,631          $  9,517
                                                                          =========           ========          ========

Supplemental information:
  Interest paid                                                           $     289           $    150          $     74
                                                                          =========           ========          ========
  Capital lease obligations entered into for equipment                    $   2,303           $  1,307          $    327
                                                                          =========           ========          ========
  Conversion of convertible bridge note payable to
     preferred stock                                                      $    ----           $   ----          $  2,500
                                                                          =========           ========          ========
  Stock forfeited for notes receivable                                    $    ----           $    (16)         $   ----
                                                                          =========           ========          ========
  Issuance of convertible preferred stock warrants                        $    ----           $     21          $    113
                                                                          =========           ========          ========
  Issuance of stock for consulting services                               $       7           $      5          $     13
                                                                          =========           ========          ========

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   Organization and Summary of Significant Accounting Policies


Organization and Business Activity

     Copper Mountain Networks, Inc. (the "Company" or "Copper Mountain"), a Delaware corporation, is a supplier of high-speed DSL-based communication solutions for the broadband access market. The Company's solutions enable telecommunication service providers to provide high-speed, cost-effective connectivity over the existing copper wire infrastructure to the business, multiple tenant unit and residential markets.


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


Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value. The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash and cash equivalents.


Fair Value of Financial Instruments

     The carrying value of cash, cash equivalents, marketable investments, accounts receivable, accounts payable, accrued liabilities, short-term bank borrowings and notes payable approximates fair value.


Investments

     At December 31, 1999, the Company held investments in investment grade debt securities with various maturities through January 2001. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's total investments in these securities as of December 31, 1999 totaled $106.7 million. The Company has included $9.8 million of these securities in cash and cash equivalents, as of December 31, 1999, as they have original maturities of less than 90 days. The remaining debt securities totaling $91.8 million and $5.1 million as of December 31, 1999 have been classified as short-term and long-term marketable investments, respectively. The Company has designated all of its investments as held to maturity.

Concentration of Credit Risk

  The Company operates in one business segment, developing, marketing and supporting advanced communications products which enable high-speed data access to business, multi-tenant unit and residential users. The markets for high-speed data access products are characterized by rapid technological developments, frequent new product introductions, changes in end user requirements and evolving industry standards. The Company's future success will depend on its ability to develop, introduce and market enhancements to its existing products, to introduce new products in a timely manner which meet customer requirements and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by telephone companies or other telecommunications service providers, could require the Company to redesign its products.

  A relatively small number of customers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company's revenues for the year ended December 31, 1999 include sales to three significant customers totaling $42.2 million, $32.0 million and $25.4 million. The Company's revenues for the year ended December 31, 1998 include sales to two significant customers totaling $13.2 million and $4.0 million.

  The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from four customers individually representing 39%, 24%, 12% and 10% of total accounts receivable at December 31, 1999.

  The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not experienced any significant losses on its cash equivalents or marketable investments.


Inventory

  Inventory is stated at the lower of cost, principally standard costs, which approximate actual costs on a first-in, first-out basis, or market. The Company recorded charges to reduce the carrying costs of inventory totaling $750,000, $504,000 and $315,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The reduction in the value of the inventory was primarily due to the discontinuance of certain products, which was the result of the development and introduction of new products. For the year ended December 31, 1997, the Company also incurred a loss on purchase commitments totaling $582,000 to purchase inventory used in the production of the discontinued products which had not yet been received by December 31, 1997. All such reductions to inventory value and losses on revenue commitments for the years ended December 31, 1999 and 1998 are included in cost of revenues.


Property and Equipment

  Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from two to five years, using the straight-line method.


Revenue Recognition

  The Company recognizes revenue from product sales upon shipment or, in some cases, on customer receipt if collection of the resulting receivable is probable and product returns can be reasonably estimated. Sales returns are estimated based on historical experience and management's expectations and are recorded at the time product revenue is recognized.

  Revenue from service and support arrangements is recognized ratably as services are performed. Annual service and support arrangements can be purchased by customers for products no longer under warranty and are billed quarterly.

  The Company may extend limited stock rotation, product return and price protection rights to certain distributors and resellers. The Company may not be able to estimate product returns if the relationship with the distributor is new or if there is limited historical basis to determine product returns. Deferred revenue, which is included in accrued liabilities, represents the margin on shipments of products to distributors or resellers that will be recognized when the Company can reasonably estimate product returns.


Research and Development Costs

  Costs incurred in connection with research and development are charged to operations as incurred.


Software Costs

  Software product development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. There have been no such costs capitalized to date as the costs incurred subsequent to reaching technological feasibility have not been significant.


Impairment of Long-Lived Assets

  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset's fair value. The Company has identified no such impairment losses. Substantially all of the Company's long-lived assets are located in the United States.


Warranty Reserves

  The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities.


Income Taxes

  Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates. A valuation allowance is established to reduce a deferred tax asset to the amount that is expected more likely than not to be realized.


Stock Based Compensation

  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method had been applied in measuring compensation expense (See Note 7).

  Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.


Net Income (Loss) Per Share

  Basic and diluted net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding and common stock equivalents during the period. Options, warrants, and preferred stock were not included in the computation of diluted net loss per share for the years ended December 31, 1998 and 1997 because the effect would be anti-dilutive.


  A reconciliation of shares used in the calculation of basic and diluted net loss per share attributable to common shareholders is as follows (in thousands):

                                                                            December 31,
                                                              -----------------------------------------
                                                                  1999           1998          1997
                                                              -------------  ------------  ------------
  Weighted average common shares outstanding                         31,289         2,666         1,410
  Dilutive effect of preferred shares                                11,091          ----          ----
  Dilutive effect of stock options                                    8,585          ----          ----
  Dilutive effect of restricted shares                                  708          ----          ----
  Dilutive effect of warrants                                           609          ----          ----
                                                                     ------         -----         -----
  Shares used in computing diluted net income (loss) per
     common share                                                    52,282         2,666         1,410
                                                                     ======         =====         =====

  Dilutive securities include options, warrants, preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities totaling 40.9 million and 27.6 million for the years ended December 31, 1998 and 1997, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.


Recapitalization

  In April 1999, the Company reincorporated as a Delaware corporation. The authorized shares of the Company were set at 100 million shares of common stock ($.001 par value) and 5 million shares of preferred stock ($.001 par value). Under the restated certificate, the Company's board of directors has the authority, without further action by stockholders, to issue up to 5 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon such preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock. All common share data in the accompanying financial statements have been adjusted retroactively to give effect to the reincorporation.

  In November 1999, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a stock dividend. The stock dividend was distributed on December 10, 1999 to stockholders of record on November 24, 1999. All references in the financial statements and notes to number of shares and per share amounts have been restated to reflect this stock split.


New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its financial position or results of operations.


2. Completion of Initial Public Offering

  On May 13, 1999, the Company completed its initial public offering for the sale of 9.2 million shares of common stock at a price to the public of $10.50 per share, which resulted in net proceeds to the Company of $89.8 million after payment of the underwriters' commissions but before offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's convertible preferred stock was automatically converted into an aggregate of 30.7 million shares of common stock.


3. Composition of Certain Balance Sheet Captions

                                                                                      December 31,
                                                                            --------------------------------
                                                                                1999               1998
                                                                            -------------     --------------
                                                                                     (in thousands)
          Accounts receivable:
            Trade receivables                                                    $19,132            $ 8,026
            Allowance for doubtful accounts                                         (140)              ----
                                                                                 -------            -------
                                                                                 $18,992            $ 8,026
                                                                                 =======            =======

          Inventory:
            Raw materials                                                        $ 6,003            $ 2,582
            Work in process                                                        3,148                790
            Finished goods                                                         3,650              1,296
                                                                                 -------            -------
                                                                                 $12,801            $ 4,668
                                                                                 =======            =======

          Property and equipment:
            Laboratory equipment and software                                    $ 8,590            $ 2,265
            Computer equipment and software                                        3,294              1,885
            Office furniture and fixtures                                          1,669                840
                                                                                 -------            -------
                                                                                  13,553              4,990
            Less accumulated depreciation and amortization                        (4,728)            (1,776)
                                                                                 -------            -------
                                                                                 $ 8,825            $ 3,214
                                                                                 =======            =======

          Accrued liabilities:
            Accrued compensation                                                 $ 2,293            $   621
            Accrued warranty                                                       1,930                418
            Accrued vacation                                                       1,385                493
            Other                                                                  3,192                687
                                                                                 -------            -------
                                                                                 $ 8,800            $ 2,219
                                                                                 =======            =======

4. Investments

   At December 31, 1999 and 1998, investments consisted of the following (in thousands):

                                                           Current                         Noncurrent
                                               --------------------------------  --------------------------------
                                                         December 31,                      December 31,
                                               --------------------------------  --------------------------------
                                                    1999             1998             1999             1998
                                               ---------------  ---------------  ---------------  ---------------
Held to maturity:
  Commercial paper                                     $31,856          $   995           $ ----            $----
  U.S. government securities                            33,514            9,903             ----             ----
  Corporate medium-term notes                           26,394             ----            5,139             ----
                                                       -------          -------           ------            -----
                                                       $91,764          $10,898           $5,139            $----
                                                       =======          =======           ======            =====

   At December 31, 1999, non-current held-to-maturity debt securities of $5.1 million had maturities of less than fourteen months.


5. Short-Term Bank Borrowings

   In August 1998, the Company entered into a $4.0 million line of credit agreement with a bank which allows it to borrow an amount equal to 80% of eligible accounts receivable plus the lesser of 25% of the Company's eligible inventory or $500,000. Interest accrued at the bank's prime rate plus .25% (8.0% at December 31, 1998). There were no borrowings outstanding as of December 31, 1999 and the line of credit expired on August 13, 1999.

   In connection with this financing agreement, the Company granted warrants to the bank to purchase an aggregate of 25,000 shares of Series C convertible preferred stock at $4.75 per share. The warrants are exercisable for five years from the date of issuance. The estimated fair value of the warrants was approximately $21,000, which has been capitalized as debt issuance costs and was amortized over the life of the financing agreement. These warrants were exercised in 1999 and converted into 75,000 shares of common stock.


6. Notes Payable

   In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. As of December 31, 1999, the full amount of funds available under the equipment loan had been utilized. As of December 31, 1999, the Company had $316,000 available for future borrowings under the capital lease agreement. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8%. Both obligations are secured by the related equipment. All borrowings under the capital lease agreement must be completed by March 31, 2000.

   In August 1998, the Company entered into an equipment line of credit with a bank that allows the Company to borrow up to $1.0 million for the purchase of equipment. The Company used a portion of the equipment loans entered into in August 1999 to repay all amounts outstanding under this equipment line.

   In 1996, the Company entered into an equipment financing agreement with a bank and leasing company that allows the Company to borrow up to $1.0 million for purchases of equipment. The notes are secured by the related equipment. As of December 31, 1999 the full amount of funds available under the equipment financing agreement was utilized.

   In connection with the 1996 equipment financing agreement, the Company agreed to make a final payment equal to 12.5% of the equipment financed at the end of the amortization period. Additionally, the Company granted warrants to the bank and leasing company to purchase an aggregate of 50,000 shares of Series A convertible preferred stock at $1.00 per share of which 40,000 warrants were exercised in 1999 and converted into 120,000 shares of common stock. The warrants are exercisable for the longer of ten years from the date of issuance or five years after an initial public offering. The estimated fair value of the warrants was approximately $18,000, which has been capitalized as debt issuance costs and is being amortized over the life of the equipment financing agreement.

   In December 1996, the Company received $2.5 million in connection with a convertible bridge note that accrued interest at 8.0% per annum. During 1997, the note was converted into Series B convertible preferred stock at a rate of $3.39 per share.

A summary of the notes payable is as follows:

                                                                                             December 31,
                                                                                    ------------------------------
                                                                                         1999            1998
                                                                                    --------------  --------------
                                                                                           (in thousands)
   Bank installment loan, with a various maturity dates through October
        2003, total monthly payments of $57,000, bearing interest at                       $2,254          $ ----
        10.8%, collateralized by equipment
   Bank and leasing company installment loans, with various maturity dates through December 2000, total monthly payments of $27,000 with interest rates ranging between 8.99% and 9.76%, collateralized
      by equipment                                                                            212             504
   Bank installment loan, with a maturity date of August 2002, interest only payments until August 1999 with a variable interest rate at the
      bank prime rate plus 0.25%, collateralized by equipment                                ----             921
                                                                                           ------          ------
                                                                                            2,466           1,425
   Less current portion                                                                      (753)           (395)
                                                                                           ------          ------
                                                                                           $1,713          $1,030
                                                                                           ======          ======

   At December 31, 1999, future aggregate annual principal payments on the notes payable are $753,000, $513,000, $571,000 and $629,000 for 2000, 2001, 2002 and
2003, respectively.


7. Stockholders' Equity

Preferred Stock

   At December 31, 1998, the Company had 10.2 million shares of its convertible preferred stock outstanding. On May 18, 1999, the Company completed its initial public offering which resulted in the conversion of all of the outstanding convertible preferred stock into 30.7 million shares of common stock. Following the conversion, and upon the Company's reincorporation in Delaware, the Company's certificate of incorporation was amended and restated to delete all references to such shares of preferred stock. Under the restated certificate, the Board has the authority, without further action by stockholders, to issue up to 5.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon such preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock.


Common Stock

   The Company has issued 3.9 million shares of common stock to the founders of the Company at prices ranging from $.02 to $.04 per share in exchange for promissory notes bearing interest at rates ranging from 5.5% to 10% and maturing March 12, 2000. The Company has the option to repurchase, at the original issue price, unvested shares in the event of termination of employment. In 1998, 476,000 unvested common shares were forfeited upon the termination of one of the founders. Shares issued under these agreements generally vest over four years. As of December 31, 1999 all amounts outstanding under the remaining promissory notes had been repaid by the founders. At December 31, 1999, 195,000 shares of common stock are subject to repurchase by the Company.

1996 Equity Incentive Plan

   In August 1996, the Company adopted the 1996 Equity Incentive Plan (the
"1996 Plan"). A total of 7.9 million shares of common stock are currently reserved for issuance pursuant to the 1996 Plan. In addition, the 1996 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2000) equal to the lesser of: (i) 4% of Copper Mountain's outstanding shares on a fully diluted basis taking into account stock options and warrants and (ii) a lesser amount determined by the board of directors.

   The 1996 Plan provides for the grant of options to the Company's directors, officers, key employees, consultants and certain advisors. The 1996 Plan provides for the grant of incentive and nonstatutory stock options, stock bonuses and rights to purchase stock to employees, directors or consultants of the Company. The 1996 Plan provides that incentive stock options will be granted only to employees at no less than the fair market value of the Company's common stock (no less than 85% of the fair market value for nonstatutory stock options). Options generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months, and are exercisable up to ten years from date of grant.

   Certain option grants under the 1996 Plan are subject to an early exercise provision. Common shares obtained on early exercise of unvested options are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. At December 31, 1999, 70,000 shares are subject to repurchase by the Company.


Non-Employee Directors' Stock Option Plan

   In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan ("Directors Plan") to provide for the automatic grant of options to purchase shares of common stock to our non-employee directors. The Directors Plan is administered by the board, unless the board delegates administration to a committee of at least two disinterested directors. A total of 720,000 shares of common stock has been reserved for issuance under the Directors Plan.

   On the effective date of the Directors Plan, each person who was then a non-employee director was granted an option to purchase 60,000 shares of common stock. Each person who, after the effective date of the plan, for the first time becomes a non-employee director automatically will be granted, upon the date of his or her initial appointment or election to be a non-employee director, a one-time option to purchase 60,000 shares of common stock. On the date of each annual meeting of our stockholders commencing with the 2000 annual meeting of stockholders, each person who was initially elected or appointed to be a non-employee director at least six months prior to the date of such annual meeting automatically will be granted an option to purchase 20,000 shares of common stock.

   Options granted under the Directors Plan shall be fully vested and exercisable on the date of grant and must be exercised within five years from the date they are granted. The exercise price of options under the Directors Plan will equal 100% of the fair market value of the common stock on the date of grant. Unless otherwise terminated by the board of directors, the Directors Plan automatically terminates when all of our common stock reserved for issuance under the Directors Plan has been issued. As of December 31, 1999, 360,000 stock options have been granted under the Directors Plan.

All stock option transactions are summarized as follows (in thousands, except per share data):

                                                                                           Weighted
                                                                                            Average
                                                                         Number of         Exercise
                                                                          Shares             Price
                                                                     -----------------  ---------------
                    Balance at December 31, 1996                             2,321            $  .04

                      Granted                                                2,140            $  .12
                      Exercised                                               (477)           $  .04
                      Cancelled                                               (231)           $  .04
                                                                            ------
                    Balance at December 31, 1997                             3,753            $  .08

                      Granted                                                6,173            $  .33
                      Exercised                                             (1,029)           $  .06
                      Cancelled                                               (366)           $  .12
                                                                            ------
                    Balance at December 31, 1998                             8,531            $  .26

                      Granted                                                4,829            $18.09
                      Exercised                                             (2,522)           $  .28
                      Cancelled                                                (82)           $ 1.97
                                                                            ------
                    Balance at December 31, 1999                            10,756            $ 8.25
                                                                            ======

   As of December 31, 1999, 1998, and 1997 there were 1.9 million, 1.3 million and 1.2 million options, respectively, exercisable at weighted average exercise prices of $1.22, $.08 and $.04, respectively.


   The following table summarizes all options outstanding and exercisable by price range as of December 31, 1999 (in thousands, except per share data):

                                    Options Outstanding                         Options Exercisable
                ---------------------------------------------------------    -----------------------
                                                   Weighted
                                                    Average      Weighted                   Weighted
                                                   Remaining     Average                    Average
                    Range of         Number       Contractual    Exercise      Number       Exercise
                 Exercise Prices   Outstanding    Life-Years      Price      Exercisable     Price
                ----------------   -----------    -----------    --------    -----------    --------
                $ .03  -   0.11            856           7.30      $ 0.09            248       $0.08
                 0.16  -   0.16          3,716           8.43        0.16          1,065        0.16
                 0.27  -   3.50          2,218           8.90        1.77            304        1.17
                 4.25  -  10.50          2,514           8.67        6.42            300        6.00
                30.19  -  60.50          1,452           9.68       46.84           ----        ----
                                        ------                                     -----
               $ 0.03  -  60.50         10,756           8.66      $ 8.25          1,917       $1.22
                                        ======                                     =====

Stock Based Compensation

   The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for their employee stock option plans. Under
APB No. 25, when the exercise price of the Company's employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements. In previously issued financial statements the Company estimated the deemed fair value of its common stock in connection with the accounting for stock options granted during the three fiscal years ended December 31, 1998, which resulted in the Company recording deferred compensation of $1.1 million, with respect to certain options granted during 1998. During April 1999, in conjunction with the Company's initial public offering registration statement, the Company revised the estimates of the deemed fair value of its common stock at various dates and has recognized additional deferred compensation of $1.8 million, $2.4 million, $10.0 million and $234,000 during the four fiscal years ended December 31, 1999. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years.

  Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's pro forma amounts would have been as indicated below (in thousands, except per share data):

                                                                                   Year Ended
                                                                                  December 31,
                                                                 ----------------------------------------------
                                                                      1999            1998            1997
                                                                 --------------  --------------  --------------
          Net income (loss) as reported                                $12,217        $(10,331)       $(11,016)
          Pro forma net loss under SFAS No.  123                        (2,064)        (10,884)        (11,161)
          Pro forma basic and diluted net loss per share
               under SFAS No.  123                                       (0.07)          (4.07)          (7.92)

  The fair value of each option grant subsequent to the Company's initial public offering in May 1999 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; volatility factor of 76.0%; risk free interest rate of 6.0%; and expected life for the option of five years.

  The fair value of each option grant prior to the Company's initial public offering in May 1999 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk free interest rate of 5.7% to 6.5%; and expected life for the option of five years.

  The weighted-average estimated fair value of employee stock options granted during 1999, 1998 and 1997 was $14.01, $0.08 and $0.03 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.


Employee Stock Purchase Plan

  In February 1999, the Company adopted the 1999 Employee Stock Purchase Plan.
A total of 600,000 shares of common stock has been reserved for issuance under the purchase plan. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the purchase plan. The initial offering under the purchase plan commenced on May 13, 1999 and terminates on July 31, 2000.

  Unless otherwise determined by the Board, employees are eligible to participate in the purchase plan only if they are employed by us or one of our subsidiaries designated by the Board of Directors for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the purchase plan. The amount withheld is then used to purchase shares of common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the purchase plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment.

Warrants

   In January 1997, the Company entered into an agreement with a corporate partner, whereby the two companies exchanged certain technology and services. In addition, the Company issued a warrant to such corporate partner to purchase 147,401 shares of Series B convertible preferred stock at a price of $3.39 per share. The warrant is exercisable for four years following the date of issuance. The estimated fair value of the warrant was $88,000, which has been capitalized as an intangible asset and was amortized over the two-year term of the agreement. The warrant is convertible into 442,202 shares of common stock.


Common Shares Reserved for Future Issuance

   At December 31, 1999, common shares reserved for future issuance consist of the following (in thousands):

       Warrants                                             472
       Shares reserved for future option exercises       10,756
                                                         ------
                                                         11,228
                                                         ======

8. Commitments

   The Company leases its facilities under noncancelable operating leases expiring in 2005. The leases contain renewal options and are subject to cost
increases.   Rent expense totaled $1.6 million, $501,000 and $219,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Future minimum payments under the noncancelable operating leases and equipment under capital leases consist of the following at December 31, 1999 (in thousands):

                                                    Operating       Capital
                                                      Leases        Leases
                                                   ------------  -------------
        Year ending December 31,
           2000                                         $ 2,668        $1,138
           2001                                           2,522         1,124
           2002                                           2,330           792
           2003                                           2,259           820
           2004                                           2,194          ----
           Thereafter                                     1,306          ----
                                                        -------        ------
        Total minimum lease payments                    $13,279         3,874
                                                        =======          (678)
        Less amount representing interest                              ------
        Total present value of minimum payments                         3,196
        Less current portion                                             (865)
                                                                       ------
        Non-current portion                                            $2,331
                                                                       ======

   During September 1997, the Company entered into a capital lease agreement, which allows for the Company to borrow up to $1,750,000 to finance capital expenditures. As of December 31, 1999, the Company had borrowed all of the available funds under this agreement.

   In conjunction with the capital lease agreement, the Company issued a warrant to the lessor to purchase 14,737 shares of Series C convertible preferred stock at a price of $4.75 per share all of which were exercised in 1999 and converted into 40,000 shares of common stock. The estimated fair value of the warrant was $25,000, which has been capitalized as debt issuance costs and is being amortized over the life of the financing agreement.

   Equipment held under the capital leases totaled $4.1 million and $1.7 million and the related accumulated amortization totaled $1.4 million and $559,000 at December 31, 1999 and 1998, respectively. The obligations under the capital leases are secured by the related equipment.


9. Income Taxes

   Significant components of the provision for income taxes are as follows (in thousands):

                                                                          Year Ended
                                                                         December 31,
                                                                 -----------------------------
                                                                      1999           1998
                                                                 --------------  -------------
     Current provision:
      Federal                                                          $  ----         $  ----
      State                                                               ----            ----
                                                                       -------         -------
      Total current:                                                      ----            ----

      Deferred provision:
      Federal                                                              822            ----
      State                                                                329            ----
                                                                       -------         -------
      Total deferred:                                                    1,151            ----
      Benefit of net operating loss carryforwards                       (2,050)
      Stock options - benefit to additional paid in capital              9,389            ----
                                                                       -------         -------
                                                                       $ 8,490         $  ----
                                                                       =======         =======

   The following is a reconciliation from the expected statutory federal income tax expense to the Company's actual income tax expense (in thousands):

                                                                  Year Ended
                                                                 December 31,
                                                         -----------------------------
                                                             1999            1998
                                                         -------------  --------------
          Tax at U.S. statutory rate                            $7,237        $(3,616)
          State income taxes, net of federal benefit             1,190           (620)
          Net change in valuation allowance and other               63          4,236
                                                                ------        -------
                                                                $8,490        $  ----
                                                                ======        =======

   A valuation allowance of $13.3 million has been recorded at December 31, 1999 to offset the net deferred tax assets as realization is uncertain. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are shown below (in thousands):

                                                                  December 31,
                                                        --------------------------------
                                                             1999             1998
                                                        ---------------  ---------------
               Deferred tax liability:
                Depreciation                                   $  ----          $   (12)
                Deferred tax assets:
                Net operating loss carryforwards                 5,562            5,757
                Tax credit carryforwards                         2,993            1,185
                Accruals and reserves                            1,957              351
                Deferred compensation                            1,747             ----
                Inventory reserves                                 927              500
                Other, net                                         153             ----
                                                              --------          -------
                Total deferred tax assets                       13,339            7,793
                Valuation allowance                            (13,339)          (7,793)
                                                              --------          -------
                Net deferred tax assets                        $  ----          $  ----
                                                              ========          =======

    The Company had federal and California tax net operating loss carryforwards at December 31, 1999 of approximately $14.5 million and $14.9 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2011 and 2004, respectively, unless previously utilized. Included in the net operating loss carryforwards are stock option deductions of approximately $5.0 million. The benefit of these net operating loss carryforwards will be credited to equity when realized. The Company also has federal and California research tax credit carryforwards of approximately $2.0 million and $1.5 million, respectively, which will begin to expire in 2011 unless previously utilized.

    Pursuant to Internal Revenue Service Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards are limited because of a cumulative change in ownership of more than 50% which occurred in prior years. However, the Company does not believe such limitations will have a material impact on the Company's ability to use these carryforwards.


10. Employee Savings Plan

    The Company has a 401(k) plan, which allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Company may, at its sole discretion, approve Company contributions. The Company has approved a match of 50% of the first 4% of salary deferred by employees during the year ending December 31, 2000. The Board has not approved any previous matching contributions.


11. Related Party Transactions

    At December 31, 1999, the Company had a note receivable from an officer with a face value of $1.0 million included in other assets. This note was issued in connection with the officer's employment and relocation agreement. The note bears no interest, is secured by the officer's residence and is due at the earlier of March 30, 2003, or 15 days from the date the officer ceases to be an employee of the Company.


12. Recent Events

    In February 2000, the Company completed its acquisition of privately-held OnPREM Networks Corporation ("OnPREM") of Fremont, California. OnPREM is a developer of highly integrated DSL solutions for the small and medium building Multi-Tenant Unit ("MTU") market. Under the terms of the agreement, Copper Mountain acquired OnPREM in exchange for the issuance of approximately 1.3 million shares of Copper Mountain common stock and Copper Mountain stock options. The acquisition was accounted for as a purchase transaction.

                                                                     Schedule II


                        COPPER MOUNTAIN NETWORKS, INC.

                       Valuation and Qualifying Accounts

                                                                Additions
                                                               -----------
                                              Balance at       Charged to                      Balance at
                                              Beginning         Costs and                        End of
Allowance for Doubtful Accounts:               of Year          Expenses       Deductions         Year
                                            ------------       -----------     -----------     -----------
Year ended December 31, 1999..............  $    -------         140,000         -------        $140,000

     NOTE: The Company had no activity in allowance for doubtful accounts prior to 1999.

                                                                    Additions
                                                                   ----------
                                                Balance at         Charged to                      Balance at
                                                 Beginning          Costs and                        End of
Inventory Reserves:                               of Year           Expenses       Deductions         Year
                                               ------------       -----------     -----------     ------------
Year ended December 31, 1997..............         $  -------         897,000         -------       $  897,000

Year ended December 31, 1998..............         $  897,000         504,000         229,000       $1,172,000

Year ended December 31, 1999..............         $1,172,000         750,000       1,094,000       $  828,000

                                                                    Additions
                                                                   ----------
                                                Balance at         Charged to                      Balance at
                                                 Beginning          Costs and                        End of
Accrued Warranty:                                 of Year           Expenses       Deductions         Year
                                               ------------       -----------     -----------     ------------
Year ended December 31, 1997..............        $-------            2,000        -------          $    2,000

Year ended December 31, 1998..............        $  2,000          426,000         10,000          $  418,000

Year ended December 31, 1999..............        $418,000        1,779,000        267,000          $1,930,000