Form 10-K/A
period 1999-12-31
COPPER MOUNTAIN NETWORKS INC
filed 2000-04-20
CIK 1031951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

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
  10.16        Warrant Agreement between the Company and Comdisco, Inc., dated
               April 27, 1998.(1)
  10.17        Warrant Agreement between the Company and Intel Corporation, dated January 14, 1997.(1)
  10.18        Warrant Agreement between the Company and Silicon Valley Bank, dated August 14, 1998.(1)
  10.19        Amended and Restated Investors' Rights Agreement by and among the
               Company and certain stockholders of the Company, dated October 9,
               1998.(1)
  10.20        Right of First Refusal and Co-Sale Agreement by and among the
               Company and certain stockholders of the Company, dated October 9,
               1998.(1)
  10.21        Voting Agreement by and among the Company and certain
               stockholders of the Company, dated October 9, 1998.(1)
  10.22        Founder Stock Purchase Agreement between the Company and Joseph
               D. Markee, dated March 11, 1996.(1)
  10.23        First Amendment to Founder Stock Purchase Agreement between the
               Company and Joseph D. Markee, dated June 12, 1998.(1)
  10.24        Founder Stock Purchase Agreement between the Company and Mark J.
               Handzel, dated March 11, 1996.(1)
  10.25        First Amendment to Founder Stock Purchase Agreement between the
               Company and Mark J. Handzel, dated January 27, 1999.(1)
 +10.26        General Agreement for the Procurement of Products and Services
               and the Licensing of Software between the Company and Lucent
               Technologies Inc., dated November 17, 1998.(1)
 +10.27        OEM Purchase and Development Agreement between the Company an
               3COM Corporation, dated November 24, 1998.(1)
 +10.28        Development, Manufacturing and Supply Agreement between the
               Company and Netopia, Inc., dated May 19, 1998.(1)
  10.29        Warrant Agreement between the Company and Intel Corporation, dated January 14, 1997.(1)
  10.30        1999 Non-Employee Directors' Stock Option Plan.(1)
  10.31        Form of Nonqualified Stock Option for use with 1999 Non-Employee
               Directors' Stock Option Plan.(1)
  10.32        Form of Indemnification Agreement(1)
 +10.33        Equipment Purchase Agreement between the Company and NorthPoint
               Communications, Inc. dated April 8, 1999.(1)
 +10.34        Standard Full Service Gross Office Lease among the Company,
               Pacific Sorrento Mesa Holdings, L.P., and Pacific Stonecrest
               Holdings, L.P., dated March 31, 1999.(1)
 +10.35        Equipment Purchase Agreement between the Company and NorthPoint
               Communications, Inc. dated July 21, 1999.(2)
 +10.36        Equipment Purchase Agreement between the Company and Rhythms
               NetConnections, Inc. dated December 10, 1999.
  10.37        Software License Agreement between the Company and Rhythms
               NetConnections, Inc. dated December 10, 1999.*
 +10.38        Customer Technical Support Services Agreement between the Company and Rhythms NetConnections, Inc. dated December 10, 1999.
  10.39        Employment Agreement between the Company and Joseph D. Markee, dated March 12, 1999.(1)
   23.1        Consent of Ernst & Young LLP, Independent Auditors.*
   27          Financial Data Schedule.*

     ___________________________________________________________________________
      * Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 17, 2000.

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

Date:  April 20, 2000


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

          Signature                     Title                         Date
          ---------                     -----                         ----

/s/ RICHARD S. GILBERT        President, Chief Executive          April 20, 2000
-----------------------------
Richard S. Gilbert            Officer and Director (Principal
                              Executive Officer)

/s/ JOHN A. CREELMAN          Vice President of Finance, Chief    April 20, 2000
-----------------------------
John A. Creelman              Financial Officer and Secretary
                              (Principal Financial Officer and
                              Principal Accounting Officer)

/s/ JOSEPH D. MARKEE          Chief Technical Officer and         April 20, 2000
-----------------------------
Joseph D. Markee              Chairman of the Board

/s/ ROBERT L. BAILEY          Director                            April 20, 2000
-----------------------------
Robert L. Bailey


/s/ TENCH COXE                Director                            April 20, 2000
-----------------------------
Tench Coxe

/s/ ROGER EVANS               Director                            April 20, 2000
-----------------------------
Roger Evans

/s/ RICHARD H. KIMBALL        Director                            April 20, 2000
-----------------------------
Richard H. Kimball

/s/ RAYMOND V. THOMAS         Director                            April 20, 2000
-----------------------------
Raymond V. Thomas

/s/ ANDREW W. VERHALEN        Director                            April 20, 2000
-----------------------------
Andrew W. Verhalen