Form 10-Q
period 2000-03-31
COPPER MOUNTAIN NETWORKS INC
filed 2000-04-26
CIK 1031951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 2000.
     or

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



     Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the   Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X     No
                                                      ----      ----

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 6, 2000 was 50,142,353.

                         COPPER MOUNTAIN NETWORKS, INC.
                                      INDEX


                                                                         Page
Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets at March 31, 2000 and
                    December 31, 1999                                     2

                  Condensed Statements of Operations for the three
                    months ended  March 31, 2000 and 1999                 3

                  Condensed Statement of  Stockholders' Equity for
                    the three months ended March 31, 2000                 4

                  Condensed Statements of Cash Flows for the three
                    months ended March 31, 2000 and 1999                  5

                  Notes to Condensed Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                            26


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds              27

         Item 6.  Exhibits and Reports on Form 8-K                       27

                         COPPER MOUNTAIN NETWORKS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)



                                                    March 31,       December 31,
                                                      2000             1999
                                                    --------        -----------
                                                   (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                        $ 64,114         $ 25,405
   Short-term marketable investments                  77,175           91,764
   Accounts receivable, net                           28,805           18,992
   Inventory                                           8,718           12,801
   Other current assets                                2,029            1,530
                                                    --------         --------
Total current assets                                 180,841          150,492
Property and equipment, net                           11,294            8,825
Purchased intangibles, net                            62,187               --
Deferred tax assets                                   11,268               --
Other assets                                           3,467            6,458
                                                    --------         --------
Total assets                                        $269,057         $165,775
                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                 $ 15,666         $  7,887
   Accrued liabilities                                13,413            8,752
   Deferred tax liability                              4,300               48
   Current portion of obligations under capital
       leases and equipment notes payable              1,556            1,618
                                                    --------         --------
Total current liabilities                             34,935           18,305
Obligations under capital leases and equipment
    notes payable, less current portion                3,977            4,044
Other accrued                                            122              105

Stockholders' equity:
   Common stock                                           50               48
   Additional paid in capital                        232,370          159,149
   Deferred compensation                              (4,759)          (4,565)
   Retained earnings (accumulated deficit)             2,362          (11,311)
                                                    --------         --------
Total stockholders' equity                           230,023          143,321
                                                    --------         --------
Total liabilities and stockholders' equity          $269,057         $165,775
                                                    ========         ========

           See accompanying notes to condensed financial statements.

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2000             1999
                                                     --------          -------

Net revenue                                          $60,824           $13,217
Cost of revenue                                       28,102             6,384
                                                     -------           -------
  Gross profit                                        32,722             6,833
Operating expenses:
  Research and development                             6,771             2,564
  Sales and marketing                                  5,663             2,581
  General and administrative                           2,662             1,130
  Amortization of purchased intangibles                1,853                --
  Amortization of deferred stock compensation          1,033             1,693
  Write-off of in-process research and
   development                                         6,300                --
                                                     -------           -------
      Total operating expenses                        24,282             7,968
                                                     -------           -------

Income (loss) from operations                          8,440            (1,135)

Other income (expense):
     Interest and other income                         1,951               202
     Interest expense                                   (151)              (55)
                                                     -------           -------
Income (loss) before income taxes                     10,240              (988)
Provision (benefit) for income taxes                  (3,433)               48
                                                     -------           -------
Net income (loss)                                    $13,673           $(1,036)
                                                     -------           -------

Basic net income (loss) per share                      $0.28            $(0.23)
                                                     -------           -------

Diluted net income (loss) per share                    $0.24            $(0.23)
                                                     -------           -------

Basic common equivalent shares                        48,593             4,417
                                                     -------           -------

Diluted common equivalent shares                      57,550             4,417
                                                     =======           =======


            See accompanying notes to condensed financial statements.

                         COPPER MOUNTAIN NETWORKS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                Common  Stock
                                              ------------------                                  Retained
                                                                   Additional                     Earnings          Total
                                              Number of             Paid in       Deferred      (Accumulated     Stockholders'
                                               Shares     Amount    Capital     Compensation       Deficit)         Equity
                                              ---------   ------   ----------   ------------    ------------     -------------
Balance at December 31, 1999                   47,662     $  48    $ 159,149    $  (4,565)       $ (11,311)       $ 143,321

  Common stock issued for acquisition of
     OnPREM                                     1,142         1       70,130           --               --           70,131


  Deferred compensation related to
     acquisition of OnPREM                         --        --           --       (1,288)              --           (1,288)


  Amortization related to deferred
    stock compensation                             --        --           --        1,033               --            1,033


  Common stock issued under Employee
     Stock Purchase Plan                           81        --          721           --               --              721


  Tax benefit from the exercise of stock
     options                                       --        --        1,250           --               --            1,250


  Exercise of options to purchase
     common stock                               1,200         1        1,120           --               --            1,121


   Remeasurement of unearned deferred
     compensation                                  --        --           --           61               --               61

   Net income                                      --        --           --           --           13,673           13,673
                                              ---------   -------  ----------   ----------       ---------        ---------
Balance at March 31, 2000                      50,085     $  50    $ 232,370    $  (4,759)       $   2,362        $ 230,023
                                              =========   =======  ==========   ==========       =========        =========

           See accompanying notes to condensed financial statements.

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                               Three Months Ended March 31,
                                                               ---------------------------
                                                                  2000             1999
                                                               ----------       ----------
Cash flows from operating activities:
  Net income (loss)                                              $13,673         $(1,036)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
      activities:
       Depreciation and amortization                               3,209             489
       Non-cash compensation                                       1,033           1,695
       Write-off of in-process research and development            6,300              --
       Tax benefit from the sale of stock options                  1,250              --
       Deferred income taxes                                      (7,016)             --
       Changes in operating assets and liabilities:
          Accounts receivable                                     (9,813)            764
          Inventory                                                4,083            (399)
          Other current assets and other assets                      905            (551)
          Accounts payable and accrued liabilities                 8,268             464
                                                                 -------         -------
Net cash provided by operating activities                         21,892           1,426
                                                                 -------         -------

Cash flows from investing activities:
  Maturities of marketable investments, net                       17,688             865
  Purchases of property and equipment                             (3,425)         (1,509)
                                                                 -------         -------
Net cash provided by (used in) investing activities               14,263            (644)
                                                                 -------         -------

Cash flows from financing activities:
  Proceeds from equipment notes payable                              316              82
  Payments on capital lease obligations                             (257)            (33)
  Payments on equipment notes payable                               (188)            (71)
  Proceeds from issuance of common stock                           2,683              83
                                                                 -------         -------
Net cash provided by financing activities                          2,554              61
                                                                 -------         -------
Net increase in cash and cash equivalents                         38,709             843

Cash and cash equivalents at beginning of period                  25,405           7,631
                                                                 -------         -------
Cash and cash equivalents at end of period                       $64,114         $ 8,474
                                                                 =======         =======
Supplemental information:
  Interest paid                                                  $   151         $    46
                                                                 =======         =======
  Issuance of stock for consulting services                      $    --         $     2
                                                                 =======         =======

           See accompanying notes to condensed financial statements.

NOTE 1 - GENERAL

In management's opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the "Company") for the three month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 1999 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 1999 contained in the 1999 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2000.


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


NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 8,956,650 shares for the three months ending March 31, 2000 were used to calculate diluted earnings per share. Common stock equivalents of 39,809,678 shares for the three months ending March 31, 1999 were excluded from the calculation because of their anti-dilutive effect.


NOTE 4 - ACQUISITION

On February 29, 2000, the Company completed its acquisition of privately-held OnPREM Networks Corporation ("OnPREM") of Fremont, California. OnPREM is a developer of highly integrated DSL solutions for the small and medium building Multi-Tenant Unit ("MTU") market. Under the terms of the agreement, Copper Mountain acquired OnPREM in exchange for the issuance of approximately 1.1 million shares of Copper Mountain common stock and the assumption of options outstanding under the OnPREM 1998 Stock Plan.

The purchase price of the OnPREM acquisition, excluding acquisition costs, was $70.1 million. The acquisition was accounted for as a purchase. On the date of acquisition the purchase price was allocated as follows:


  Purchased intangibles                                            $65,360
  In-process research and development                                6,300
  Current assets                                                     1,000
  Non-current assets                                                   372
  Current liabilities                                                 (488)
  Accrued acquisition costs                                         (3,700)
  Deferred compensation                                              1,286
                                                                   -------
                                                                   $70,130
                                                                   =======

In connection with the acquisition of OnPREM Networks, the Company wrote-off the purchased in-process research and development of $6.3 million, which was charged to operations upon completion of the acquisition. The purchased intangibles will be amortized over their estimated useful life of three years.

NOTE 5 - PRO FORMA RESULTS OF ACQUISITION

If the OnPREM acquisition would have occurred on January 1, 1999, pro forma financial information would have been as follows:


                                             Three Months Ended March 31,
                                                2000               1999
                                             ----------         ---------
                                                      (Unaudited)

  Net revenue                                 $60,824            $13,217
  Net income (loss)                            10,597             (6,731)
  Basic net income (loss) per share              0.22              (1.52)
  Diluted net income (loss) per share            0.18              (1.52)

NOTE 6 - INCOME TAXES

The Company decreased its valuation allowance related to its deferred tax assets by $9.0 million as the realization of such assets became probable. The reduction of the valuation allowance decreased the tax provision for the three months ending March 31, 2000 by approximately $7.7 million and increased paid in capital by $1.3 million. Excluding this adjustment, the Company currently estimates its annual effective income tax rate to be approximately 42.0% for the year ending December 31, 2000.

NOTE 7 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS)

                                      March 31,         December 31,
                                        2000                1999
                                     -----------        -----------
                                     (Unaudited)
  Inventory:
    Raw materials                     $ 5,154             $ 6,003
    Work in process                     2,258               3,148
    Finished goods                      1,306               3,650
                                      -------             -------
                                      $ 8,718             $12,801
                                      =======             =======


  Accrued liabilities:
    Accrued compensation              $ 2,365             $ 2,293
    Accrued warranty                    2,708               1,930
    Accrued vacation                    1,597               1,385
    Other                               6,743               3,144
                                      -------             -------
                                      $13,413             $ 8,752
                                      =======             =======

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

   Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein and in the Company's Annual Report on Form-10K for the year ended December 31, 1999 and other reports and filings made with the Securities and Exchange Commission.

OVERVIEW

   From Copper Mountain's inception in March 1996 through December 1997, its operating activities related primarily to developing, building and testing prototype products; building its technical support infrastructure; commencing the staffing of its marketing, sales and customer service organizations; and establishing relationships with its customers. We commenced shipments of our CopperEdge product family in September 1997, including line cards for these CopperEdge systems and our CopperRocket DSL customer premise equipment, or DSL CPE.

   Our revenue is generated primarily from sales of our central office-based equipment: our CopperEdge 200 DSL concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. We also sell our CopperEdge 150, or CE 150, and OnPREM 2400, or OP 2400, DSL concentrators to customers in the multiple tenant unit, or MTU, market.

   For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 88% of our revenue, of which sales to NorthPoint Communications, Inc., Rhythms NetConnections Inc. and Lucent Technologies, Inc. accounted for approximately 37%, 28%, and 23% of our revenue, respectively. This concentration of revenue continued during the three months ended March 31, 2000, with NorthPoint, Lucent, Rhythms, and DSL.NET accounting for approximately 29%, 29%, 13%, and 12% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

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

   We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for CopperEdge systems shipped in prior periods. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive the majority of our revenue from sales made directly to telecommunications service providers. A significant increase in our original equipment manufacturer revenue would adversely impact or reduce our gross margin.

  To date, gross margin on sales of our CopperEdge products and related wide area network and line cards, typically sold as a combined system, has been higher than gross margins on sales of DSL CPE. Furthermore, combined systems are not generally fully-populated (i.e., less than the eight line cards which each system can support or a capacity of 192 subscribers) when sold. When our customers add more subscribers than are supported in the initial configuration, we expect that these customers will purchase additional line cards from us to increase subscriber capacity. The sale of additional line cards generates higher gross margin than the initial sale of combined systems. Gross margin on our DSL CPE is expected to decline in the future and we expect to face pricing competition which may result in lower average selling prices for these products as other suppliers of Copper Mountain compatible CPE enter the market. As the telecommunications service providers that purchase our products make their services broadly available to their customers, we expect our product mix to continue to be skewed more heavily toward sales of the Copper Edge family and the related line cards. We expect gross margins for our CopperEdge systems and follow-on line cards to improve due to lower component costs and improved costs from our subcontractors as our revenue from these products increases. However, we cannot be sure that we will achieve or maintain the revenue volumes required for these increases in gross margin.

  We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue consists of payments to our current contract manufacturer, Flextronics International Ltd. We selected Flextronics as our manufacturing partner with the goal of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that such cost reductions will occur or to what extent they may occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

  Amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the deemed fair market values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally over four years. We recorded total deferred stock compensation of $1.8 million, $2.4 million, $11.1 million, $234,000 and $1.3 million in 1996, 1997, 1998, 1999 and for the three months ended March

31, 2000, respectively, and amortized $189,000, $1.5 million, $3.9 million, $5.4 million and $1.0 million in 1996, 1997, 1998, 1999 and for the three months ended March 31, 2000, respectively, leaving approximately $4.8 million to be amortized in future periods.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenue, certain income data for the periods indicated.

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2000       1999
                                                        ------     ------

Net revenue                                              100.0%     100.0%
Cost of revenue                                           46.2       48.3
                                                        ------     ------
  Gross profit                                            53.8       51.7
Operating expenses:
  Research and development                                11.1       19.4
  Sales and marketing                                      9.3       19.5
  General and administrative                               4.4        8.5
  Amortization of purchased intangibles                    3.0         --
  Amortization of deferred stock compensation              1.7       12.8
  Write-off of in-process research and development        10.4         --
                                                        ------     ------
      Total operating expenses                            39.9       60.2
                                                        ------     ------
Income (loss) from operations                             13.9       (8.5)
Interest and other income, net                             2.9        1.1
                                                        ------     ------
Income (loss) before income taxes                         16.8       (7.4)
Provision (benefit) for income taxes                      (5.6)       0.4
                                                        ------     ------
Net income (loss)                                         22.4       (7.8)
                                                        ======     ======

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

  Net Revenue. Net revenue increased from $13.2 million for the three months ended March 31, 1999 to $60.8 million for the three months ended March 31, 2000. This increase was due to increased sales of our CE200 DSL access concentrators and related line cards. Sales to our four largest customers, NorthPoint, Rhythms, Lucent, and DSL.NET increased from $4.8 million, $6.4 million, $0.1 million and zero, respectively, for the three months ended March 31, 1999 to $17.8 million, $7.8 million, $17.5 million, and $7.1 million, respectively, for the three months ended March 31, 2000.

  Gross Profit. Our gross profit increased from $6.8 million for the three months ended March 31, 1999 to $32.7 million for the three months ended March 31, 2000. The increase in gross profit occurred primarily because of the increase in net revenue for the period. Gross profit percentages also increased on a year over year basis, from 51.7% for the quarter ended March 31, 1999 to 53.8% for the quarter ended March 31, 2000. The increase in gross profit as a percentage of sales was primarily due to an increase in unit volumes, a favorable product mix, and decreased unit costs associated with improved overhead absorption.

  Research and Development. Our research and development expenses increased from $2.6 million for the quarter ended March 31, 1999 to $6.8 million for the quarter ended March 31, 2000. This increase was due to an increase in personnel expenses related to an increase in our engineering staff, quality and technical support costs and expensed prototype materials. Research and development expenses as a percentage of net revenue decreased from 19.4% for the quarter ended March 31, 1999 to 11.1% for the quarter ended March 31, 2000. This decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue for the quarter ended March 31, 2000.

  Sales and Marketing. Our sales and marketing expenses increased from $2.6 million for the quarter ended March 31, 1999 to $5.7 million for the quarter ended March 31, 2000. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales commissions associated with higher net revenue, and increased promotional and product marketing expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue decreased from 19.5% of net revenue for the quarter ended March 31, 1999 to 9.3% for the quarter ended March 31, 2000. This decrease was primarily the result of an increase in our net revenue for the quarter ended March 31, 2000.

  General and Administrative. Our general and administrative expenses increased from $1.1 million for the quarter ended March 31, 1999 to $2.7 million for the quarter ended March 31, 2000. This increase was due to increased staffing for management information systems, administrative and human resource personnel, and growth in recruiting and other administrative expenses. General and administrative expenses as a percentage of net revenue decreased from 8.5% for the quarter ended March 31, 1999 to 4.4% for the quarter ended March 31, 2000. This decrease was primarily the result of an increase in our net revenue for the quarter ended March 31, 2000.

  Interest and Other Income. Interest and other income increased from $202,000 for the quarter ended March 31, 1999 to $2.0 million for the quarter ended March 31, 2000. This increase was primarily due to higher average cash balances during the quarter ended March 31, 2000, which included the proceeds from our initial public offering completed in May of 1999.

  Interest Expense. Our interest expense increased from $55,000 for the quarter ended March 31, 1999 to $151,000 for the quarter ended March 31, 2000. This increase was primarily due to an increase in the amount outstanding under capital lease and equipment notes payable facilities as a result additional financing of computers and other equipment.

  Amortization of Purchased Intangibles. Amortization of purchased intangibles increased from zero for the quarter ended March 31, 1999 to $1.9 million for the quarter ended March 31, 2000. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $70.4 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development. The remaining purchased intangibles will be amortized over a three-year period from the date of the acquisition.

  Provision (Benefit) for Income Taxes. Our effective income tax rate for the three months ended March 31, 2000 was 42%, which approximates the combined federal and California (net of federal benefit) statutory rate. The income tax provision was reduced by the reduction in the Company's valuation allowance related to its deferred tax assets which realization of those assets became probable. The reduction of the valuation allowance decreased the tax provision for the three months ending March 31, 2000 by approximately $7.7 million.

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

   At March 31, 2000, we had cash and cash equivalents of $64.1 million, short-term marketable investments of $77.2 million and long-term marketable investments of $2.0 million.

  Cash provided by operating activities for the three months ended March 31, 2000 and 1999 was $21.9 million and $1.4 million, respectively. The relative increase in cash provided by operating activities for the quarter ended March 31, 2000 compared to the same period in the prior year was primarily the result of an increase in net income of $14.7 million and an increase in non-cash expenses of $8.4 million.

  Cash provided by/(used in) investing activities for the three months ended March 31, 2000 and 1999 was $14.3 million and ($644,000), respectively. The relative increase in cash provided by investing activities for the quarter ended March 31, 2000 compared to the same period in the prior year was the result of net maturities of marketable investments, which was partially offset by an increase in the purchase of computers and other equipment.

  Cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $2.6 million and $61,000, respectively. The relative increase in cash provided by financing activities for the quarter ended March 31, 2000 compared to the same period in the prior year was primarily due to the increase in proceeds received from the exercise of stock options.

  In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. As of March 31, 2000, the full amount of funds available under this credit facility had been utilized. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8%. Both obligations are secured by the related equipment.

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

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   You should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 1999, and other reports and filings made with the Securities and Exchange Commission before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.


   Copper Mountain Has a History of Losses and May Not Sustain Annual Profitability

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


   Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

   Copper Mountain sells its products predominantly to competitive local exchange carriers. Aggregate sales to our four largest customers accounted for approximately 83% of our net revenue for the three months ended March 31, 2000. Sales to our most significant customers NorthPoint Communications, Inc., Lucent Technologies, Inc., Rhythms NetConnections, Inc., and DSL.NET accounted for approximately 29%, 29%, 13%, and 12% of Copper Mountain's net revenue, respectively, for the three months ended March 31, 2000. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

  .  the product requirements of these customers;

  .  the financial and operational success of these customers; and

  .  the success of these customers' services deployed using our products.

  The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our recognition of revenue, harm our reputation in the industry, and reduce our ability to accurately predict cash-flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.


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

  Historically, our backlog at the beginning of each quarter has not been equal to expected revenue for that quarter. Accordingly, we are dependent upon obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of product could occur at the end of our fiscal quarter. Failure to ship products by the end of a quarter may adversely affect our operating results. Furthermore, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.


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


  Future Consolidation in the Telecommunications Equipment Industry May Increase Competition That Could Harm Copper Mountain's Business

  The markets in which Copper Mountain competes are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry, including the future effects of Lucent's acquisition of Ascend, could require that we reduce the prices of our products and result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.


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

  Failure to Manage the Growth of Copper Mountain's Operations Will Adversely Affect Its Business

  Copper Mountain has rapidly and significantly expanded its operations and anticipates that further significant expansion will be required to address potential growth in its client base and market opportunities if it is successful in implementing its business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected. During the first quarter of 2000, we have increased the number of employees from 240 to 301. This expansion is placing a significant strain on our managerial and operational resources. Most of our existing senior management personnel joined us within the last two years, including a number of key managerial, technical and operations personnel. We expect to add additional key personnel in the near future, including direct sales and marketing personnel. To manage the expected growth of our operations and personnel, we will be required to:

  . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

  .  install new management information systems; and

  . train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

  . expand our physical infrastructure and facilities to accommodate growth in our headcount.

  As of March 31, 2000 we operated our business from facilities in Palo Alto, California, Fremont, California and San Diego, California. We face challenges related to effectively and efficiently coordinating our operations between these facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.


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

  Copper Mountain's Dependence on Independent Manufacturers Could Result in Product Delivery Delays

  Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. Recently we entered into a formal manufacturing agreement with Flextronics International, Ltd. located in Fremont, California. Flextronics is our main source of independent manufacturing. If our current manufacturers are unable or unwilling to continue manufacturing our components in required volumes, it could take up to eight months for an alternative manufacturer to supply the needed components in sufficient volumes. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Moreover, since all of our final assembly and tests are performed in one location, any fire or other disaster at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.


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

  In February, 2000, we acquired OnPREM Networks Corporation. We operate in a sector of the DSL equipment industry that is considerably different from the sector for which OnPREM is developing its products. It may turn out that there are no advantages or "synergies" to adding OnPREM's proposed products to our product line. Moreover, there is no assurance that OnPREM's operations can be successfully integrated into our operations or that all of the benefits expected from the acquisition of OnPREM will be realized. Furthermore, there can be no assurance that the operations, management and personnel of the two companies will be compatible or that we or OnPREM will not experience the loss of key personnel following the merger.

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

         . difficulties in enforcing agreements and collection receivables through foreign legal systems and addressing other legal issues;

         .  longer payment cycles;

         .  taxation issues;

         .  fluctuations in the value of foreign currencies; and

         . unexpected domestic and international regulatory, economic or political changes.

  Control by a Small Number of Stockholders May Limit the Ability of Other Stockholders to Influence the Outcome of Director Elections and Other Matters Requiring Stockholder Approval

  Copper Mountain's executive officers, directors and principal stockholders and their affiliates beneficially own approximately 14.7% of the outstanding shares of common stock as of March 31, 2000. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.


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


  Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

  Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of March 31, 2000, we had 50.1 million shares of common stock outstanding. We filed two registration statements on Form S-8 with the Securities and Exchange Commission covering the 14.5 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan and 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan and for options issued outside such plans. As of March 31, 2000 at least 1.7 million shares are subject to immediately exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2000.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(c) On February 29, 2000, the Company completed the acquisition of OnPREM Networks Corporation ("OnPREM") in a merger pursuant to which the Company issued 1,142,293 unregistered shares of its common stock to the former shareholders of OnPREM in exchange for all outstanding shares of OnPREM stock. As a result of the merger, OnPREM became a wholly-owned subsidiary of the Company. The issuance of such securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated thereunder. Each of the former shareholders of OnPREM received adequate information about the Company and was either an accredited investor or, through his or her purchaser representatives, had such knowledge and experience in financial matters that he or she was capable of evaluating the merits and risks of the prospective investment in the Company.


(d) On May 13, 1999, the Company completed its initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley Dean Witter, BancBoston Robertson Stephens and Dain Rauscher Wessels. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-73153) ("the "Registration Statement") that was declared effective by the Securities and Exchange Commission on May 12, 1999. All 4,600,000 shares of common stock registered under the Registration Statement, including shares covered by an over-allotment option, were sold at a price to the public of $21.00 per share. The offering resulted in gross proceeds of $96,600,000, of which $6,762,000 was applied toward commissions to the underwriters. Expenses related to the offering were estimated to be approximately $1,200,000. After deduction of the underwriters' commissions and the expenses of the offering, the Company received net proceeds of approximately $88,638,000.

         As of March 31, 2000, the Company had used, all of the, net proceeds from the offering to (i) pay for research and development expenses (approximately $18.3 million), (ii) expand its sales and marketing activities (approximately $17.8 million), and (iii) pay for general and administrative expenses and for working capital (approximately $52.7 million). Other than payments of salaries and bonuses to officers of the Company, the amounts of which are described in the Proxy Statement related to the Company's 2000 Annual Meeting, none of the proceeds from the offering were paid, directly or indirectly, to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of the Company's equity securities or to any affiliates of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K during the quarter ended March 31, 2000:

         Report on Form 8-K dated February 22, 2000, voluntarily filing updated financial statements and results of operations for the year ended December 31, 1999.

         Report on Form 8-K dated March 17, 1999, announcing the completion of the acquisition of OnPREM Networks Corporation effective February 29, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Copper Mountain Networks, Inc.



Date: April 25, 2000              /s/  Richard S. Gilbert
                                       -------------------------
                                       Richard S. Gilbert
                                       President
                                       Chief Executive Officer



                                  /s/  John A. Creelman
                                       -------------------------
                                       John A. Creelman
                                       Vice President of Finance
                                       Chief Financial Officer
                                       Secretary