Form 10-Q
period 2000-06-30
COPPER MOUNTAIN NETWORKS INC
filed 2000-08-14
CIK 1031951

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000.

     or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No  [_]


     The number of shares outstanding of the issuer's common stock, $.001 par value, as of July 27, 2000 was 51,048,434.

================================================================================

                         COPPER MOUNTAIN NETWORKS, INC.
                                      INDEX


                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets at June 30, 2000 and
                    December 31, 1999                                        2

                  Condensed Statements of Income for the three and six
                    months ended  June 30, 2000 and 1999                     3

                  Condensed Statement of  Stockholders' Equity for the
                    six months ended June 30, 2000                           4

                  Condensed Statements of Cash Flows for the six months
                    ended June 30, 2000 and 1999                             5

                  Notes to Condensed Financial Statements                    6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      8

         Item 3.  Quantitative and Qualitative Disclosures About Market
                    Risk                                                    27


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders       28

         Item 6.  Exhibits and Reports on Form 8-K                          28

                         COPPER MOUNTAIN NETWORKS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                June 30,   December 31,
                                                                  2000        1999
                                                               ---------    ---------
                                                              (unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                                   $  88,070    $  25,405
   Short-term marketable investments                              65,703       91,764
   Accounts receivable, net                                       49,988       18,992
   Inventory                                                       9,221       12,801
   Other current assets                                            3,437        1,530
                                                               ---------    ---------
Total current assets                                             216,419      150,492
Property and equipment, net                                       14,601        8,825
Purchased intangibles, net                                        56,791         --
Deferred tax assets                                               11,268         --
Other assets                                                       3,132        6,458
                                                               ---------    ---------
Total assets                                                   $ 302,211    $ 165,775
                                                                ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                            $  20,667    $   7,887
   Accrued liabilities                                            21,138        8,752
   Deferred tax liability                                         12,111           48
   Current portion of obligations under capital leases
       and equipment notes payable                                 1,523        1,618
                                                               ---------    ---------
Total current liabilities                                         55,439       18,305
Obligations under capital leases and equipment
    notes payable, less current portion                            3,600        4,044
Other accrued                                                        158          105

Stockholders' equity:
   Common stock                                                       51           48
   Additional paid in capital                                    234,044      159,149
   Deferred compensation                                          (3,774)      (4,565)
   Retained earnings (accumulated deficit)                        12,693      (11,311)
                                                               ---------    ---------
Total stockholders' equity                                       243,014      143,321
                                                               ---------    ---------
Total liabilities and stockholders' equity                     $ 302,211    $ 165,775
                                                               =========    =========


            See accompanying notes to condensed financial statements

                         COPPER MOUNTAIN NETWORKS, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                   (unaudited)



                                                      Three Months Ended          Six Months Ended
                                                            June 30,                  June 30,
                                                     ----------------------    ----------------------
                                                        2000        1999         2000         1999
                                                     ---------    ---------    ---------    ---------
Net revenue ......................................   $  80,185    $  22,890    $ 141,009    $  36,106
Cost of revenue ..................................      36,079       10,815       64,180       17,199
                                                     ---------    ---------    ---------    ---------
  Gross profit ...................................      44,106       12,075       76,829       18,907
Operating expenses:
  Research and development .......................       8,400        3,274       15,172        5,838
  Sales and marketing ............................       9,370        3,319       15,033        5,900
  General and administrative .....................       3,917        1,336        6,580        2,463
  Amortization of purchased intangibles ..........       5,246         --          7,099         --
  Amortization of deferred stock compensation ....       1,164        1,601        2,196        3,294
  Write-off of in-process research and development        --           --          6,300         --
                                                     ---------    ---------    ---------    ---------
      Total operating expenses ...................      28,097        9,530       52,380       17,495
                                                     ---------    ---------    ---------    ---------

Income from operations ...........................      16,009        2,545       24,449        1,412

Other income (expense):
     Interest and other income ...................       2,278          722        4,229          923
     Interest expense ............................        (145)         (65)        (296)        (121)
                                                     ---------    ---------    ---------    ---------
Income before income taxes .......................      18,142        3,202       28,382        2,214
Provision for income taxes .......................       7,811          859        4,378          907
                                                     ---------    ---------    ---------    ---------
Net income .......................................   $  10,331    $   2,343    $  24,004    $   1,307
                                                     =========    =========    =========    =========
Basic net income per share .......................   $    0.20    $    0.09    $    0.48    $    0.08
                                                     =========    =========    =========    =========
Diluted net income per share .....................   $    0.18    $    0.05    $    0.41    $    0.03
                                                     =========    =========    =========    =========
Basic common equivalent shares ...................      50,561       27,135       49,568       15,908
                                                     =========    =========    =========    =========
Diluted common equivalent shares .................      58,503       51,191       57,961       47,375
                                                     =========    =========    =========    =========

           See accompanying notes to condensed financial statements.

                         COPPER MOUNTAIN NETWORKS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                          Common  Stock                                  Retained
                                       ---------------------   Additional                Earnings      Total
                                       Number of                Paid in   Deferred     (Accumulated  Stockholders'
                                         Shares     Amount      Capital  Compensation    Deficit)      Equity
                                       ---------   ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1999 .......      47,662   $      48   $ 159,149   $  (4,565)   $ (11,311)   $ 143,321

  Common stock issued for
   acquisition of OnPREM ...........       1,142           1      70,158        --           --         70,159

  Deferred compensation related to
     acquisition of OnPREM .........        --          --          --        (1,405)        --         (1,405)

  Amortization related to deferred
    stock compensation .............        --          --          --         2,196         --          2,196

  Common stock issued under Employee
     Stock Purchase Plan ...........          81        --           721        --           --            721

  Tax benefit from the exercise
    of stock Options ...............        --          --         1,250        --           --          1,250

  Exercise of options to purchase
    common stock ...................       1,998           2       2,766        --           --          2,768

  Net income .......................        --          --          --          --         24,004       24,004
                                       ---------   ---------   ---------   ---------    ---------    ---------
Balance at June 30, 2000 ...........      50,883   $      51   $ 234,044   $  (3,774)   $  12,693    $ 243,014
                                       =========   =========   =========   =========    =========    =========

            See accompanying notes to condensed financial statements

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2000         1999
                                                          ---------    ---------
Cash flows from operating activities:
  Net income ..........................................   $  24,004    $   1,307
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization ..................      10,105        1,091
       Non-cash compensation ..........................       2,196        3,301
       Write-off of in-process research and development       6,300         --
       Tax benefit from the sale of stock options .....       1,250         --
       Deferred income taxes ..........................     (11,268)        --
       Changes in operating assets and liabilities:
          Accounts receivable .........................     (30,996)      (7,490)
          Inventory ...................................       3,580       (1,583)
          Other current assets and other assets .......      (2,197)        (951)
          Accounts payable and accrued liabilities ....      33,093        7,088
                                                          ---------    ---------
Net cash provided by operating activities .............      36,067        2,763
                                                          ---------    ---------
Cash flows from investing activities:
  Maturities of marketable investments, net ...........      31,200        5,263
  Purchases of property and equipment .................      (8,396)      (3,160)
  Cash received from purchase of OnPREM ...............         844         --
                                                           ---------    ---------
Net cash provided by investing activities .............      23,648        2,103
                                                          ---------    ---------
Cash flows from financing activities:
  Proceeds from equipment notes payable ...............         316           82
  Payments on capital lease obligations ...............        (486)        (130)
  Payments on equipment notes payable .................        (369)        (144)
  Proceeds from issuance of common stock ..............       3,489       88,830
                                                          ---------    ---------
Net cash provided by financing activities .............       2,950       88,638
                                                          ---------    ---------
Net increase in cash and cash equivalents .............      62,665       93,504

Cash and cash equivalents at beginning of period ......      25,405        7,631
                                                          ---------    ---------
Cash and cash equivalents at end of period ............   $  88,070    $ 101,135
                                                          =========    =========
Supplemental information:
  Interest paid .......................................   $     270    $     114
                                                          =========    =========
  Issuance of stock for consulting services ...........   $    --      $       7
                                                          =========    =========

            See accompanying notes to condensed financial statements

NOTE 1 -- GENERAL

In management's opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the "Company") for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 1999 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 1999 contained in the 1999 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2000.


NOTE 2 -- MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 -- NET INCOME PER SHARE

Basic and diluted net income per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents used to calculate diluted earnings per share totaled
7.9 million and 8.4 million for the three and six month periods ended June 30, 2000, respectively. Common stock equivalents used to calculate diluted earnings per share totaled 24.0 million and 31.5 million for the three and six month periods ended June 30, 1999, respectively.


NOTE 4 -- ACQUISITION

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

The purchase price of the OnPREM acquisition, excluding acquisition costs, was $70.1 million. The acquisition was accounted for as a purchase. On the date of acquisition the purchase price was allocated as follows (in thousands):

                Purchased intangibles .............   $ 65,360
                In-process research and development      6,300
                Current assets ....................      1,000
                Non-current assets ................        372
                Current liabilities ...............       (488)
                Accrued acquisition costs .........     (3,700)
                Deferred compensation .............      1,286
                                                      --------
                                                      $ 70,130
                                                      ========

In connection with the acquisition of OnPREM, the Company wrote-off the purchased in-process research and development of $6.3 million, which was charged to operations upon completion of the acquisition. The purchased intangibles will be amortized over their estimated useful life of three years.


NOTE 5 -- PRO FORMA RESULTS OF ACQUISITION

If the OnPREM acquisition would have occurred on January 1, 1999, pro forma financial information would have been as follows (in thousands, except per share data):

                                            Three Months Ended        Six Months Ended
                                                 June 30,                   June 30,
                                         -----------------------    -------------------------
                                            2000          1999         2000          1999
                                         ----------   ----------    -----------   -----------
Net revenue ..........................   $   80,185   $   22,890    $   141,009   $   36,106
Net income (loss) ....................       10,331       (3,617)        19,269      (10,673)
Basic net income (loss) per share ....         0.20        (0.13)          0.39        (0.67)
Diluted net income (loss) per share ..         0.18        (0.07)          0.33        (0.23)


NOTE 6 -- INCOME TAXES

During the quarter ended March 31, 2000, the Company decreased its valuation allowance related to its deferred tax assets by $9.0 million as the realization of such assets became probable. The reduction of the valuation allowance decreased the tax provision for the six months ending June 30, 2000 by approximately $7.7 million and increased paid in capital by $1.3 million. Excluding this adjustment, the Company currently estimates its annual effective income tax rate to be approximately 43.0% for the year ending December 31, 2000.


NOTE 7 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS)

                                                        June 30,       December 31,
                                                         2000              1999
                                                       -------           -------
                                                     (unaudited)
Inventory:
  Raw materials ............................           $ 5,053           $ 6,003
  Work in process ..........................             1,975             3,148
  Finished goods ...........................             2,193             3,650
                                                       -------           -------
                                                       $ 9,221           $12,801
                                                       =======           =======

Accrued liabilities:
  Accrued compensation .....................           $ 3,804           $ 2,293
  Accrued warranty .........................             3,406             1,930
  Accrued vacation .........................             1,784             1,385
  Deferred revenue .........................             7,248               275
  Other ....................................             4,896             2,869
                                                       -------           -------
                                                       $21,138           $ 8,752
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

     For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 88% of our revenue, of which sales to NorthPoint Communications, Inc., Rhythms NetConnections Inc. and Lucent Technologies, Inc. accounted for approximately 37%, 28%, and 23% of our revenue, respectively. This concentration of revenue continued during the six months ended June 30, 2000, with sales to our four largest customers; Lucent, NorthPoint, Rhythms, and Mpower Communications accounting for approximately 29%, 21%, 16%, and 13% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

     We market and sell our products directly to telecommunications service providers and through strategic original equipment manufacturers and distributors. We generally recognize revenue from product sales upon shipment if collection of the resulting receivable is probable and product returns can be reasonably estimated. No revenue is recognized on products shipped on a trial basis. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenue is recognized. To date, we have not generated any material revenues from international sources.

     We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for CopperEdge systems shipped in prior periods. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Currently, we derive the majority of our revenue from sales made directly to telecommunications service providers. A significant increase in our original equipment manufacturer revenue or revenues from products sold through distributors would adversely impact or reduce our gross margin.

     To date, gross margin on sales of our CopperEdge products and related wide area network and line cards, typically sold as a combined system, has been higher than gross margins on sales of DSL CPE. Furthermore, combined CE200 systems are not generally fully-populated (i.e., less than the eight line cards which each system can support or a capacity of 192 subscribers) when sold. When our customers add more subscribers than are supported in the initial configuration, we expect that these customers will purchase additional line cards from us to increase subscriber capacity. The sale of additional line cards generates higher gross margin than the initial sale of combined systems. Gross margin on our DSL CPE is expected to decline in the future and we expect to face pricing competition which may result in lower average selling prices for these products as other suppliers of Copper Mountain compatible CPE enter the market. As the telecommunications service providers that purchase our products make their services broadly available to their customers, we expect our product mix to continue to be skewed more heavily toward sales of the Copper Edge family and the related line cards. We expect gross margins for our CopperEdge systems and follow-on line cards to improve due to lower component costs and improved costs from our subcontractors as our revenue from these products increases. However, we cannot be sure that we will achieve or maintain the revenue volumes required for these improvements in gross margin.

     We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control, and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturer, Flextronics International Ltd. On an ongoing basis we work with Flextronics, our manufacturing partner, to lower per unit product costs and to achieve manufacturing economies of scale. However, we cannot assure you that such improvements will continue to occur or to what extent they may occur. The failure to obtain such cost improvements could materially adversely affect our gross margins and operating results.

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our network management software. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic product, market, and cost-reduction objectives and, as a result, we expect these expenses to increase in absolute dollars in the future.

     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to invest in marketing, business development activities, selling and promotional programs, and therefore we expect expenses related to these programs to continue to increase in absolute dollars in the future. In addition, we expect to expand our field sales operations and customer support organizations, which would also result in an increase in sales and marketing expenses.

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

     Amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally over four years. We recorded total deferred stock compensation of $1.8 million, $2.4 million, $11.1 million, $234,000 and $1.4 million in 1996, 1997, 1998, 1999 and for the six months ended June 30, 2000, respectively, and amortized $189,000, $1.5 million, $3.9 million, $5.4 million and $2.2 million in 1996, 1997, 1998, 1999 and for the six months ended June 30, 2000, respectively, leaving approximately $3.8 million to be amortized in future periods.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net revenue, certain income data for the periods indicated.

                                                   Three Months       Six Months
                                                      Ended             Ended
                                                     June 30,          June 30,
                                                  --------------    --------------
                                                   2000    1999     2000     1999
                                                  -----    -----    -----    -----
Net revenue .................................     100.0%   100.0%   100.0%   100.0%
Cost of revenue .............................      45.0     47.3     45.5     47.6
                                                  -----    -----    -----    -----
  Gross profit ..............................      55.0     52.7     54.5     52.4
Operating expenses:
  Research and development ..................      10.5     14.3     10.8     16.2
  Sales and marketing .......................      11.7     14.5     10.7     16.3
  General and administrative ................       4.9      5.8      4.7      6.9
  Amortization of purchased intangibles .....       6.5      --       5.0      --
  Amortization of deferred stock compensation       1.4      7.0      1.6      9.1
  Write-off of in-process research and
    development .............................       --       --       4.4      --
                                                  -----    -----    -----    -----
      Total operating expenses ..............      35.0     41.6     37.2     48.5
                                                  -----    -----    -----    -----
Income from operations ......................      20.0     11.1     17.3      3.9
Interest and other income, net ..............       2.6      2.9      2.8      2.2
                                                  -----    -----    -----    -----
Income before income taxes ..................      22.6     14.0     20.1      6.1
Provision for income taxes ..................       9.7      3.8      3.1      2.5
                                                  -----    -----    -----    -----
Net income ..................................      12.9     10.2     17.0      3.6
                                                  =====    =====    =====    =====


Three Months Ended June 30, 2000 Vs. Three Months Ended June 30, 1999
---------------------------------------------------------------------

     Net Revenue. Net revenue increased from $22.9 million for the three months ended June 30, 1999 to $80.2 million for the three months ended June 30, 2000. This increase was due to increased sales of our CE200 and CE150 DSL access concentrators and related line cards. Sales to our four largest customers, NorthPoint, Rhythms, Lucent, and Mpower Communications increased from $8.5 million, $11.1 million, $1.7 million and zero, respectively, for the three months ended June 30, 1999 to $11.5 million, $15.2 million, $23.4 million, and $12.4 million, respectively, for the three months ended June 30, 2000.

     Gross Profit. Our gross profit increased from $12.1 million for the three months ended June 30, 1999 to $44.1 million for the three months ended June 30, 2000. The increase in gross profit occurred primarily because of the increase in net revenue for the period. Gross profit percentages also increased on a year over year basis, from 52.7% for the quarter ended June 30, 1999 to 55.0% for the quarter ended June 30, 2000. The increase in gross profit as a percentage of sales was primarily due to decreased unit costs associated with improved overhead absorption and a favorable product mix.

     Research and Development. Our research and development expenses increased from $3.3 million for the quarter ended June 30, 1999 to $8.4 million for the quarter ended June 30, 2000. This increase was due to an increase in personnel expenses related to an increase in our engineering staff, quality and technical support costs and expensed prototype materials. Research and development expenses as a percentage of net revenue decreased from 14.3% for the quarter ended June 30, 1999 to 10.5% for the quarter ended June 30, 2000. This decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue for the quarter ended June 30, 2000.

     Sales and Marketing. Our sales and marketing expenses increased from $3.3 million for the quarter ended June 30, 1999 to $9.4 million for the quarter ended June 30, 2000. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales compensation associated with higher net revenue, and increased promotional and product marketing expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue decreased from 14.5% of net revenue for the quarter ended June 30, 1999 to 11.7% for the quarter ended June 30, 2000. This decrease was primarily the result of an increase in our net revenue for the quarter ended June 30, 2000.

     General and Administrative. Our general and administrative expenses increased from $1.3 million for the quarter ended June 30, 1999 to $3.9 million for the quarter ended June 30, 2000. This increase was due to increased staffing for finance and accounting, management information systems, administrative and human resource personnel, and growth in recruiting and other administrative expenses. General and administrative expenses as a percentage of net revenue decreased from 5.8% for the quarter ended June 30, 1999 to 4.9% for the quarter ended June 30, 2000. This decrease was primarily the result of an increase in our net revenue for the quarter ended June 30, 2000.

     Interest and Other Income. Interest and other income increased from $722,000 for the quarter ended June 30, 1999 to $2.3 million for the quarter ended June 30, 2000. This increase was primarily due to higher average cash balances during the quarter ended June 30, 2000, which included the proceeds from our initial public offering completed in May of 1999.

     Interest Expense. Our interest expense increased from $65,000 for the quarter ended June 30, 1999 to $145,000 for the quarter ended June 30, 2000. This increase was primarily due to an increase in the amount outstanding under capital lease and equipment notes payable facilities as a result of additional financing of computers, equipment for research and development and for other equipment.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased from zero for the quarter ended June 30, 1999 to $5.2 million for the quarter ended June 30, 2000. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $70.4 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development. The remaining purchased intangibles will be amortized over a three-year period from the date of the acquisition.

     Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2000 was 43%, which approximates the combined federal and California (net of federal benefit) statutory rate. The provision for income taxes for the three months ended June 30, 2000 and 1999 are based on an estimate of the effective income tax rate for the entire year.


Six Months Ended June 30, 2000 Vs. Six Months Ended June 30, 1999
-----------------------------------------------------------------

     Net Revenue. Net revenue increased from $36.1 million for the six months ended June 30, 1999 to $141.0 million for the six months ended June 30, 2000. This increase was due to increased sales of our CE200 and CE150 DSL access concentrators and related line cards. Sales to our four largest customers, NorthPoint, Rhythms, Lucent, and Mpower Communications increased from $13.3 million, $17.5 million, $1.8 million and zero, respectively, for the six months ended June 30, 1999 to $29.4 million, $23.0 million, $40.9 million, and $18.3 million, respectively, for the six months ended June 30, 2000.

     Gross Profit. Our gross profit increased from $18.9 million for the six months ended June 30, 1999 to $76.8 million for the six months ended June 30, 2000. The increase in gross profit occurred primarily because of the increase in net revenue for the period. Gross profit percentages also increased on a year over year basis, from 52.4% for the six months ended June 30, 1999 to 54.5% for the six months ended June 30, 2000. The increase in gross profit as a percentage of sales was primarily due to decreased unit costs associated with improved overhead absorption and a favorable product mix.

     Research and Development. Our research and development expenses increased from $5.8 million for the six months ended June 30, 1999 to $15.2 million for the six months ended June 30, 2000. This increase was due to an increase in personnel expenses related to an increase in our engineering staff, quality and technical support costs and expensed prototype materials. Research and development expenses as a percentage of net revenue decreased from 16.2% for the six months ended June 30, 1999 to 10.8% for the six months ended June 30, 2000. This decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue for the six months ended June 30, 2000.

     Sales and Marketing. Our sales and marketing expenses increased from $5.9 million for the six months ended June 30, 1999 to $15.0 million for the six months ended June 30, 2000. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales compensation associated with higher net revenue, and increased promotional and product marketing expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue decreased from 16.3% of net revenue for the six months ended June 30, 1999 to 10.7% for the six months ended June 30, 2000. This decrease was primarily the result of an increase in our net revenue for the six months ended June 30, 2000.

     General and Administrative. Our general and administrative expenses increased from $2.5 million for the six months ended June 30, 1999 to $6.6 million for the six months ended June 30, 2000. This increase was due to increased staffing for finance and accounting, management information systems, administrative and human resource personnel, and growth in recruiting and other administrative expenses. General and administrative expenses as a percentage of net revenue decreased from 6.9% for the six months ended June 30, 1999 to 4.7% for the six months ended June 30, 2000. This decrease was primarily the result of an increase in our net revenue for the six months ended June 30, 2000.

     Interest and Other Income. Interest and other income increased from $923,000 for the six months ended June 30, 1999 to $4.2 million for the six months ended June 30, 2000. This increase was primarily due to higher average cash balances during the six months ended June 30, 2000, which included the proceeds from our initial public offering completed in May of 1999.

     Interest Expense. Our interest expense increased from $121,000 for the six months ended June 30, 1999 to $296,000 for the six months ended June 30, 2000. This increase was primarily due to an increase in the amount outstanding under capital lease and equipment notes payable facilities as a result of additional financing of computers, equipment for research and development and for other equipment.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased from zero for the six months ended June 30, 1999 to $7.1 million for the six months ended June 30, 2000. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $70.4 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development. The remaining purchased intangibles will be amortized over a three-year period from the date of the acquisition.

     Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2000 and 1999 are based on an estimate of the effective income tax rate for the entire year offset in 2000 by the elimination of the valuation allowance related to its deferred tax assets as the realization of such assets became probable. The reduction of the valuation allowance decreased the tax provision by approximately $7.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through April 1999, we financed our operations primarily through the sale of preferred equity securities. In total, we raised approximately $44.5 million, net of fees and expenses, through the sale of preferred equity during that period. In May 1999, we closed our initial public offering with proceeds, net of underwriting fees, of approximately $89.9 million. We have also utilized available financing for the purchase of capital equipment.

     At June 30, 2000, we had cash and cash equivalents of $88.1 million and short-term marketable investments of $65.7 million.

     Cash provided by operating activities for the six months ended June 30, 2000 and 1999 was $36.1 million and $2.8 million, respectively. The relative increase in cash provided by operating activities for the six months ended June 30, 2000 compared to the same period in the prior year was primarily the result of an increase in net income of $22.7 million and an increase in non-cash expenses of $14.2 million.

     Cash provided by investing activities for the six months ended June 30, 2000 and 1999 was $23.6 million and $2.1 million, respectively. The relative increase in cash provided by investing activities for the six months ended June 30, 2000 compared to the same period in the prior year was the result of net maturities of marketable investments, which was partially offset by an increase in the purchase of computers and other equipment.

     Cash provided by financing activities for the six months ended June 30, 2000 and 1999 was $3.0 million and $88.6 million, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2000 compared to the same period in the prior year was primarily due to the proceeds received from our initial public offering in May 1999.

     In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. As of June 30, 2000, the full amount of funds available under this credit facility had been utilized. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8%. Both obligations are secured by the related equipment.

     We have no material commitments other than obligations under our credit facilities and operating and capital leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

     In future periods, we generally anticipate increases in working capital on a period-to-period basis primarily as a result of planned increased product revenue. In conjunction with the expected increase in revenue, we expect higher relative levels of inventory and accounts receivable. While we also expect an increase in accounts payable and other liabilities, we do not expect that they will offset the increases in inventory and accounts receivable.

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


     Copper Mountain May Not Sustain Annual Profitability

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

     Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

     Copper Mountain sells its products predominantly to competitive local exchange carriers. Aggregate sales to our four largest customers accounted for approximately 79% of our net revenue for the six months ended June 30, 2000. Sales to our most significant customers, Lucent Technologies, Inc., NorthPoint Communications, Inc., Rhythms NetConnections, Inc., and Mpower Communications accounted for approximately 29%, 21%, 16%, and 13% of Copper Mountain's net revenue, respectively, for the six months ended June 30, 2000. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

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

     .    to establish and successfully grow international operations;

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

     Historically, our backlog at the beginning of each quarter has not been equal to expected revenue for that quarter. Accordingly, we are dependent upon obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of product could occur at the end of any given quarter. Failure to ship products by the end of a quarter may adversely affect our operating results. Furthermore, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.


     Copper Mountain Sells the Majority of Its Products to Emerging Telecommunications Service Providers That May Reduce or Discontinue Their Purchase of Copper Mountain's Products At Any Time

     The customers of Copper Mountain's products to date have predominantly been telecommunications service providers. The market for the services provided by telecommunications service providers who compete against traditional telephone companies has only begun to emerge since the passage of the Telecom Act of 1996, and many of these service providers are still in the initial stages of building their infrastructure and rolling out their services. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunications service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our customers are unable to raise sufficient capital or forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, many of the industries in which telecommunications service providers operate have recently experienced consolidation. The loss of one or more of our telecommunications service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently could have a material adverse effect on our business, financial condition and results of operations.


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


     Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

     Copper Mountain's success will be substantially dependent upon its strategic distribution partnerships, including its original equipment manufacturer agreements with Lucent Technologies, Inc., 3Com Corporation, and Marconi Communications, Inc. under which we have agreed to manufacture, and sell our products to these distribution partners. The amount and timing of resources which our strategic partners devote to our business is not within our control. Our strategic partners may not perform their obligations as expected. In some cases, agreements with our strategic partners are relatively new, and we cannot be certain that we will be able to sustain the level of revenue generated thus far under these strategic arrangements. If any of our strategic partners breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that these relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

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


     Intense Competition in the Market for Telecommunications Equipment Could Prevent Copper Mountain From Increasing or Sustaining Revenue and Prevent Copper Mountain From Sustaining Annual Profitability

     The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Nokia Corporation, Alcatel S.A, Cisco Systems, Inc., Lucent Technologies, Inc., and Paradyne Corporation, among others. If we are unable to compete effectively in the market for DSL telecommunications equipment, our revenue levels and future profitability could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Also, to the extent we introduce new product offerings intended to capitalize on the anticipated trend toward broad deployment of DSL services, including DSL services targeted at residential subscribers seeking high-speed access to public communications networks, we will encounter new competitors such as coaxial cable and wireless equipment vendors. Even if we are successful in competing in the business DSL market, we may not be able to compete successfully in the market for residential subscribers.


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

     Claims Against Copper Mountain Alleging Its Infringement of a Third Party's Intellectual Property Could Result in Significant Expense to Copper Mountain and Result in Its Loss of Significant Rights

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. In addition, in our agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, with or without merit, could be time- consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.


     If Copper Mountain Loses Key Personnel It May Not Be Able to Successfully Operate Its Business

     Copper Mountain's success depends to a significant degree upon the continued contributions of the principal members of its sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our senior management. Except for agreements with our President and Chief Executive Officer, General Manager of our Public Network business unit, and Vice President of Engineering, we do not have employment contracts with our key personnel. In any event, employment contracts would not prevent key personnel from terminating their employment with Copper Mountain. The loss of the services of any key personnel, particularly senior management and engineers, could materially adversely affect our business, financial condition and results of operations.


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

     In addition, companies in the telecommunications industry whose employees accept positions with competitors frequently claim that such competitors have engaged in unfair hiring practices. We may receive notice of such claims as we seek to hire qualified personnel and such notices may result in material litigation. We could incur substantial costs in defending ourselves against any such litigation, regardless of the merits or outcome of such litigation.

     Failure to Manage the Growth of Copper Mountain's Operations Will Adversely Affect Its Business

     Copper Mountain has rapidly and significantly expanded its operations and anticipates that further significant expansion will be required to address potential growth in its client base and market opportunities if it is successful in implementing its business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected. During the first six months of 2000, we have increased the number of employees from 240 to 394. This expansion is placing a significant strain on our managerial and operational resources. We expect to add additional key personnel in the near future, including direct sales and marketing personnel. To manage the expected growth of our operations and personnel, we will be required to:

     . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

     .    install new management information and telecommunications systems; and

     . train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

     . expand our physical infrastructure and facilities to accommodate growth in our headcount.

     As of June 30, 2000 we operated our business from facilities in Palo Alto, California, Fremont, California and San Diego, California. We face challenges related to effectively and efficiently coordinating our operations between these facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.


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

     Copper Mountain's Dependence on Independent Manufacturers Could Result in Product Delivery Delays

     Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. We have entered into a formal manufacturing agreement with Flextronics International, Ltd. located in Fremont, California. Flextronics is our main source of independent manufacturing. If our current manufacturers are unable or unwilling to continue manufacturing our components in required volumes, it could take up to eight months for an alternative manufacturer to supply the needed components in sufficient volumes. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Moreover, since all of the manufacturing by Flextronics and all of our final assembly and tests are each performed in one location, any fire or other disaster at either Flextronics manufacturing facility or at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.


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

     We may not be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or might acquire in the future, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

     In February 2000, we acquired OnPREM Networks Corporation. We operate in a sector of the DSL equipment industry that is considerably different from the sector for which OnPREM has developed its products. It may turn out that there are no advantages or "synergies" to adding OnPREM's products to our product line. Moreover, there is no assurance that OnPREM's operations can be successfully integrated into our operations or that all of the benefits expected from the acquisition of OnPREM will be realized. Furthermore, there can be no assurance that the operations, management and personnel of the two companies will be compatible or that we or OnPREM will not experience the loss of key personnel following the merger.

     We Plan to Expand Our Operations into International Markets. Our Failure to Effectively Manage Our International Operations Could Harm Our Business.

     We believe that international market opportunities for our products may be significant and we have begun to enter markets outside the United States in 2000. Entering new international markets may require significant management attention and expenditures and could adversely affect our operating margins and earnings. In order to commence and expand our international operations, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business could be harmed.

     We expect that our international business operations will be subject to a number of material risks, including, but not limited to:

     .    difficulties in building and managing foreign operations;

     . difficulties in enforcing agreements and collection receivables through foreign legal systems and addressing other legal issues;

     .    longer payment cycles;

     .    taxation issues;

     . differences in international telecommunications standards and regulatory agenices;

     .    fluctuations in the value of foreign currencies; and

     . unexpected domestic and international regulatory, economic or political changes.

     Control by a Small Number of Stockholders May Limit the Ability of Other Stockholders to Influence the Outcome of Director Elections and Other Matters Requiring Stockholder Approval

     Copper Mountain's executive officers, directors and principal stockholders and their affiliates beneficially own approximately 10.6% of the outstanding shares of common stock as of June 30, 2000. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.


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


     Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

     Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of June 30, 2000, we had 50.9 million shares of common stock outstanding. We filed three registration statements on Form S-8 with the Securities and Exchange Commission covering the
16.4 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan and 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of June 30, 2000, approximately 1.9 million shares are currently subject to exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.


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

     . the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors; and

     . the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

     Each of these provisions could discourage potential take-over attempts and could adversely affect the market price of our common stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates from our long-term debt arrangements and our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2000.

                           PART II -- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Copper Mountain Networks, Inc. was held on May 10, 2000. At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

     (i) To elect directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were Richard S. Gilbert, Joseph D. Markee, Robert L. Bailey, Tench Cox, Roger Evans, Richard H. Kimball, Raymond V. Thomas and Andrew W. Verhalen. For each elected director the results of voting were:Richard S. Gilbert 38,251,729 for and 158,708 withheld; Joseph D. Markee 38,251,334 for and 159,103 withheld; Robert L. Bailey 38,250,584 for and 159,853 withheld; Tench Coxe 38,250,334 for and 160,103 withheld; Roger Evans 38,250,234 for and 160,203 withheld; Richard H. Kimball 38,250,734 for and 159,703 withheld; Raymond V. Thomas 38,249,488 for and 160,949 withheld; Andrew W. Verhalen 38,251,324 for and 159,113 withheld. Each of the nominees was re-elected to serve as a director of the Company.

     (ii) To approve an amendment to the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,500,000 shares, in addition to the automatic annual increase in the number of shares authorized for issuance under such plan. The amendment to the Company's 1996 Equity Incentive Plan was approved with the following votes: 16,086,719 for, 13,023,950 against, 47,047 abstained, and 20,807,903 broker non-votes.

    (iii) To approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 100,000,000 shares to 200,000,000 shares. The amendment to the Company's Certificate of Incorporation was approved with the following votes: 36,515,628 for, 1,866,412 against, 28,397 abstained, and
          11,555,182 broker non-votes.

     (iv) To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its year ending December 31, 2000. The selection of Ernst & Young LLP as independent auditors of the Company for its year ending December 31, 2000 was ratified with the following votes:
          38,370,730 for, 21,559 against, 18,148 abstained, and 11,555,182 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Copper Mountain Networks, Inc.



Date: August 8, 2000                              /s/  Richard S. Gilbert
                                                  ------------------------------
                                                  Richard S. Gilbert
                                                  President
                                                  Chief Executive Officer



                                                  /s/ John A. Creelman
                                                  ------------------------------
                                                  John A. Creelman
                                                  Vice President of Finance
                                                  Chief Financial Officer
                                                  Secretary