Form 10-Q/A
period 2000-06-30
COPPER MOUNTAIN NETWORKS INC
filed 2000-09-08
CIK 1031951

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


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

                           PART II -- OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Copper Mountain Networks, Inc.



Date: September 6, 2000                           /s/  Richard S. Gilbert
                                                  ------------------------------
                                                  Richard S. Gilbert
                                                  President
                                                  Chief Executive Officer



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