Form 10-Q
period 2000-09-30
COPPER MOUNTAIN NETWORKS INC
filed 2000-11-14
CIK 1031951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X     No
                                                     -----      -----
     The number of shares outstanding of the issuer's common stock, $.001 par value, as of October 26, 2000 was 51,826,143.

                         COPPER MOUNTAIN NETWORKS, INC.
                                     INDEX

                                                                            Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets at September 30, 2000 and
                     December 31, 1999                                        2

                  Condensed Statements of Income for the three and nine
                     months ended September 30, 2000 and 1999                 3

                  Condensed Statement of Stockholders' Equity for the
                     nine months ended September 30, 2000                     4

                  Condensed Statements of Cash Flows for the nine months
                     ended September 30, 2000 and 1999                        5

                  Notes to Condensed Financial Statements                     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                       28

Part II. Other Information

         Item 1.  Legal Proceedings                                          28

         Item 6.  Exhibits and Reports on Form 8-K                           28


                        COPPER MOUNTAIN NETWORKS, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                      September 30,          December 31,
                                                                          2000                  1999
                                                                      -------------          ------------
                                                                       (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                             $ 71,762              $ 25,405
   Short-term marketable investments                                       92,820                91,764
   Accounts receivable, net                                                49,845                18,992
   Inventory                                                               20,164                12,801
   Other current assets                                                     5,923                 1,530
                                                                         --------              --------
Total current assets                                                      240,514               150,492
Property and equipment, net                                                19,434                 8,825
Purchased intangibles, net                                                 51,485                  ----
Deferred tax assets                                                        11,268                  ----
Other assets                                                                5,403                 6,458
                                                                         --------              --------
Total assets                                                             $328,104              $165,775
                                                                         ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $ 14,603              $  7,887
   Accrued liabilities                                                     25,692                 8,752
   Deferred tax liability                                                  21,197                    48
   Current portion of obligations under capital leases
       and equipment notes payable                                          2,006                 1,618
                                                                         --------              --------
Total current liabilities                                                  63,498                18,305
Obligations under capital leases and equipment
    notes payable, less current portion                                     4,483                 4,044
Other accrued                                                                 226                   105

Stockholders' equity:
   Common stock                                                                52                    48
   Additional paid in capital                                             238,017               159,149
   Deferred compensation                                                   (2,940)               (4,565)
   Retained earnings (accumulated deficit)                                 24,768               (11,311)
                                                                         --------              --------
Total stockholders' equity                                                259,897               143,321
                                                                         --------              --------
Total liabilities and stockholders' equity                               $328,104              $165,775
                                                                         ========              ========

See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                        CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended                           Nine Months Ended
                                                         September 30,                                September 30,
                                                 -----------------------------              --------------------------------
                                                  2000                  1999                  2000                    1999
                                                 -------               -------              --------                 -------
Net revenue                                      $93,522               $32,016              $234,530                 $68,122
Cost of revenue                                   44,083                15,017               108,263                  32,216
                                                 -------               -------              --------                 -------
  Gross profit                                    49,439                16,999               126,267                  35,906
Operating expenses:
  Research and development                        10,365                 4,065                25,537                   9,903
  Sales and marketing                              9,967                 4,180                25,000                  10,079
  General and administrative                       4,355                 1,373                10,935                   3,835
  Amortization of purchased intangibles            5,329                  ----                12,427                    ----
  Amortization of deferred stock
   compensation                                      811                 1,192                 3,007                   4,486
  Write-off of in-process research and
   development                                      ----                  ----                 6,300                    ----
                                                 -------               -------              --------                 -------
      Total operating expenses                    30,827                10,810                83,206                  28,303
                                                 -------               -------              --------                 -------
Income from operations                            18,612                 6,189                43,061                   7,603

Other income (expense):
     Interest and other income                     2,698                 1,758                 6,927                   2,678
     Interest expense                               (149)                  (72)                 (445)                   (193)
                                                 -------               -------              --------                 -------
Income before income taxes                        21,161                 7,875                49,543                  10,088
Provision for income taxes                         9,086                 3,229                13,464                   4,136
                                                 -------               -------              --------                 -------
Net income                                       $12,075               $ 4,646              $ 36,079                 $ 5,952
                                                 =======               =======              ========                 =======

Basic net income per share                       $  0.24               $  0.10              $   0.72                 $  0.23
                                                 =======               =======              ========                 =======

Diluted net income per share                     $  0.21               $  0.08              $   0.62                 $  0.12
                                                 =======               =======              ========                 =======

Basic common equivalent shares                    51,279                46,006                50,145                  25,808
                                                 =======               =======              ========                 =======

Diluted common equivalent shares                  58,440                56,544                58,173                  50,780
                                                 =======               =======              ========                 =======


See accompanying notes to condensed financial statements.

                        COPPER MOUNTAIN NETWORKS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                               Common  Stock
                                              ----------------
                                                                Additional                    Retained Earnings           Total
                                              Number of           Paid in     Deferred          (Accumulated         Stockholders'
                                              Shares    Amount    Capital   Compensation          Deficit)               Equity
                                              --------  ------  ----------  -------------  ----------------------  ----------------
Balance at December 31,  1999                   47,662     $48    $159,149      $(4,565)          $(11,311)             $143,321
  Common stock issued for acquisition of
     OnPREM                                      1,142       1      70,158          ----              ----                70,159

  Deferred compensation related to
     acquisition of OnPREM                        ----    ----        ----        (1,382)             ----                (1,382)

  Amortization related to deferred
     stock compensation                           ----    ----        ----         3,007              ----                 3,007

  Common stock issued under Employee
     Stock Purchase Plan                           143    ----       1,429          ----              ----                 1,429

  Tax benefit from the exercise of stock
     options                                      ----    ----       1,250          ----              ----                 1,250

  Exercise of options to purchase
     common stock                                2,694       3       6,031          ----              ----                 6,034

  Net income                                      ----    ----        ----          ----            36,079                36,079
                                              --------  ------  ----------  ------------   ---------------     -----------------

Balance at September 30, 2000                   51,641     $52    $238,017      $ (2,940)         $ 24,768              $259,897
                                              ========  ======  ==========  ============   ===============     =================

           See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                  Nine Months Ended September 30,
                                                        -------------------------------------------------
                                                                       2000                       1999
                                                        ----------------------     ----------------------
Cash flows from operating activities:
  Net income                                                          $ 36,079                   $  5,952
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                    17,468                      1,803
       Non-cash compensation                                             3,007                      4,493
       Write-off of in-process research and development                  6,300                       ----
       Tax benefit from the sale of stock options                        1,250                       ----
       Deferred income taxes                                           (11,268)                      ----
       Changes in operating assets and liabilities:
          Accounts receivable                                          (30,853)                    (8,567)
          Inventory                                                     (7,363)                    (5,430)
          Other current assets and other assets                         (6,950)                      (337)
          Accounts payable and accrued liabilities                      40,735                     15,177
                                                                      --------                   --------
Net cash provided by operating activities                               48,405                     13,091
                                                                      --------                   --------

Cash flows from investing activities:
  Maturities (purchases) of marketable investments, net                  4,083                    (74,647)
  Purchases of property and equipment                                  (13,414)                    (5,688)
  Cash received in the purchase of OnPREM                                  844                       ----
                                                                      --------                   --------
Net cash used in investing activities                                   (8,487)                   (80,335)
                                                                      --------                   --------

Cash flows from financing activities:
  Proceeds from equipment notes                                            316                      2,203
  Payments on capital lease obligations                                   (527)                      (244)
  Payments on equipment notes payable                                     (812)                      (218)
  Proceeds from issuance of common stock                                 7,462                     88,849
                                                                      --------                   --------
Net cash provided by financing activities                                6,439                     90,590
                                                                      --------                   --------
Net increase in cash and cash equivalents                               46,357                     23,346

Cash and cash equivalents at beginning of period                        25,405                      7,631
                                                                      --------                   --------
Cash and cash equivalents at end of period                            $ 71,762                   $ 30,977
                                                                      ========                   ========

Supplemental information:
  Interest paid                                                       $    419                   $    193
                                                                      ========                   ========
  Issuance of stock for consulting services                           $   ----                   $      7
                                                                      ========                   ========
  Equipment acquired under capital lease obligations                  $  2,168                   $    742
                                                                      ========                   ========

See accompanying notes to condensed financial statements

NOTE 1 - General

In management's opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the "Company") for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 1999 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 1999 contained in the 1999 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2000.


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


NOTE 3 - Net Income Per Share

Basic and diluted net income per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents used to calculate diluted earnings per share totaled
7.2 million and 8.0 million for the three and nine month periods ended September 30, 2000, respectively. Common stock equivalents used to calculate diluted earnings per share totaled 10.5 million and 25.0 million for the three and nine month periods ended September 30, 1999, respectively.


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


NOTE 5 - Pro forma results of acquisition

If the OnPREM acquisition would have occurred on January 1, 1999, pro forma financial information would have been as follows (in thousands, except per share data):

                                                Three Months Ended                          Nine Months Ended
                                                   September 30,                              September 30,
                                     --------------------------------------     ---------------------------------------
                                                2000                 1999                  2000                  1999
                                     -----------------    -----------------     -----------------     -----------------
  Net revenue                                  $93,522              $32,016              $234,530              $ 68,122
  Net income (loss)                             12,075               (1,225)               31,344               (11,899)
  Basic net income (loss) per share               0.24                (0.03)                 0.63                 (0.46)
  Diluted net income (loss) per share             0.21                (0.03)                 0.54                 (0.46)


NOTE 6 - Income taxes

During the quarter ended March 31, 2000, the Company decreased its valuation allowance related to its deferred tax assets by $9.0 million as the realization of such assets became probable. The reduction of the valuation allowance decreased the tax provision for the nine months ending September 30, 2000 by approximately $7.7 million and increased additional paid in capital by $1.3 million. Excluding this adjustment, the Company currently estimates its annual effective income tax rate to be approximately 43.0% for the year ending December 31, 2000.


NOTE 7 - Leased Equipment

During the quarter ended September 30, 2000, the Company entered into a $10.0 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. As of September 30, 2000, the customer had utilized $8.9 million of the funds available under this credit facility. The borrowings under the capital lease agreement are to be repaid in 16 equal quarterly installments and accrue interest at 12.0%. The lease is being accounted for as a sales-type capital lease. The obligation is secured by the related equipment. As of September 30, 2000, $2.9 million and $2.9 million of the lease receivable were classified in the Company's balance sheet as other current assets and other assets, respectively.

NOTE 8 - Composition of Certain Balance Sheet Captions (in thousands)

                                      September 30,     December 31,
                                          2000              1999
                                     --------------     ------------
                                     (unaudited)
          Inventory:
            Raw materials                $13,632           $ 6,003
            Work in process                1,816             3,148
            Finished goods                 4,716             3,650
                                         -------           -------
                                         $20,164           $12,801
                                         =======           =======

          Accrued liabilities:
            Accrued compensation         $ 4,304           $ 2,293
            Accrued warranty               4,369             1,930
            Accrued vacation               1,903             1,385
            Deferred revenue               3,533               275
            Other                         11,583             2,869
                                         -------           -------
                                         $25,692           $ 8,752
                                         =======           =======


NOTE 9 - Legal Proceedings

On October 20, 2000, plaintiff Ariel Hernandez, on behalf of herself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California against the Company and two officers of the Company, alleging violations of the federal securities laws related to declines in the Company's stock price. Subsequently, at least ten similar lawsuits were filed in the same court against the Company and the same two officers. The complaints allege securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. It is anticipated that these complaints, and any similar complaints that may be filed arising out of declines in the price of the Company's stock, will be consolidated into a single action. The Company anticipates filing a motion to dismiss all of these complaints. No discovery has taken place. The lawsuits are at an early stage and the extent of possible damages, if any, cannot yet be determined.


NOTE 10 - New Accounting Standards

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending December 31, 2001. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101) "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The adoption of SAB 101 will not have a material impact on the Company's financial statements.

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

     Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other reports and filings made with the Securities and Exchange Commission.

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

     Our revenue is generated primarily from sales of our central office-based equipment: our CopperEdge 200 DSL concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE.
We also sell our CopperEdge 150, or CE150, and OnPREM 2400, or OP 2400, DSL concentrators to customers in the multiple tenant unit, or MTU, market.

     For the year ended December 31, 1999, sales to our three largest customers accounted for approximately 88% of our revenue, of which sales to NorthPoint Communications, Inc., Rhythms NetConnections Inc. and Lucent Technologies, Inc. accounted for approximately 37%, 28%, and 23% of our revenue, respectively. This concentration of revenue continued during the nine months ended September 30, 2000, with sales to our three largest customers; NorthPoint, Lucent, and Rhythms accounting for approximately 26%, 22%, and 11% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

     We market and sell our products directly to telecommunications service providers and through strategic original equipment manufacturers and distributors. We generally recognize revenue from product sales upon shipment if collection of the resulting receivable is probable and product returns can be reasonably estimated. No revenue is recognized on products shipped on a trial basis. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenue is recognized. To date, we have not generated material revenues from international sources.

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

     Amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally over four years. We recorded total deferred stock compensation of $1.8 million, $2.4 million, $11.1 million, $234,000 and $1.4 million in 1996, 1997, 1998, 1999 and for the nine months ended September 30, 2000, respectively, and amortized $189,000, $1.5 million, $3.9 million, $5.4 million and $3.0 million in 1996, 1997, 1998, 1999 and for the nine months ended September 30, 2000, respectively, leaving approximately $2.9 million to be amortized in future periods.

Results of Operations

The following table sets forth, as a percentage of net revenue, certain income data for the periods indicated.

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                          ---------------------------------     ---------------------------------
                                                   2000               1999               2000               1999
                                          --------------     --------------     --------------     --------------

Net revenue                                        100.0%             100.0%             100.0%             100.0%
Cost of revenue                                     47.1               46.9               46.2               47.3
                                          --------------     --------------     --------------     --------------
  Gross profit                                      52.9               53.1               53.8               52.7
Operating expenses:
  Research and development                          11.0               12.7               10.9               14.5
  Sales and marketing                               10.7               13.1               10.6               14.8
  General and administrative                         4.7                4.3                4.6                5.6
  Amortization of purchased intangibles              5.7               ----                5.3               ----
  Amortization of deferred stock
      compensation                                   0.9                3.7                1.3                6.6
  Write-off of in-process research
      and development                               ----               ----                2.7               ----
                                          --------------     --------------     --------------     --------------
      Total operating expenses                      33.0               33.8               35.4               41.5
                                          --------------     --------------     --------------     --------------
Income from operations                              19.9               19.3               18.4               11.2
Interest and other income, net                       2.7                5.3                2.7                3.6
                                          --------------     --------------     --------------     --------------
Income before income taxes                          22.6               24.6               21.1               14.8
Provision for income taxes                           9.7               10.1                5.7                6.1
                                          --------------     --------------     --------------     --------------
Net income                                          12.9               14.5               15.4                8.7
                                          ==============     ==============     ==============     ==============


Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 1999

     Net Revenue.   Net revenue increased from $32.0 million for the three
months ended September 30, 1999 to $93.5 million for the three months ended September 30, 2000. This increase was due to increased sales of our CE200 and CE150 DSL access concentrators, related line cards, and DSL CPE. Sales to our four largest customers, NorthPoint, Network Telephone, McLeod, and Lucent increased from $14.0 million, zero, zero and $5.2 million, respectively, for the three months ended September 30, 1999 to $32.6 million, $12.9 million, $12.7 million, and $11.1 million, respectively, for the three months ended September 30, 2000.

     Gross Profit.   Our gross profit increased from $17.0 million for the three months ended September 30, 1999 to $49.4 million for the three months ended September 30, 2000. The increase in gross profit resulted primarily because of the increase in net revenue for the period. Gross profit percentages decreased on a year over year basis, from 53.1% for the quarter ended September 30, 1999 to 52.9% for the quarter ended September 30, 2000. The decrease in gross profit as a percentage of sales was primarily due to increased volumes of lower margin products.

     Research and Development.   Our research and development expenses increased
from $4.1 million for the three months ended September 30, 1999 to $10.4 million for the three months ended September 30, 2000. This increase was due to an increase in personnel expenses related to an increase in our engineering staff, increased depreciation related to engineering lab equipment, increased facilities expenses for development personnel and an increase in expensed prototype materials. Research and development expenses as a percentage of net revenue decreased from 12.7% for the quarter ended September 30, 1999 to 11.0% for the quarter ended September 30, 2000.

     Sales and Marketing.   Our sales and marketing expenses increased from $4.2
million for the three months ended September 30, 1999 to $10.0 million for the three months ended September 30, 2000. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales compensation associated with higher net revenue, and increased promotional and product marketing expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue decreased from 13.1% of net revenue for the quarter ended September 30, 1999 to 10.7% for the quarter ended September 30, 2000.

     General and Administrative.   Our general and administrative expenses
increased from $1.4 million for the three months ended September 30, 1999 to $4.4 million for the quarter ended September 30, 2000. This increase was due to increased staffing for finance and accounting, management information systems, administrative and human resource personnel, and growth in recruiting and other outside administrative expenses and services. General and administrative expenses as a percentage of net revenue increased from 4.3% for the three months ended September 30, 1999 to 4.7% for the three months ended September 30, 2000.

     Amortization of Purchased Intangibles.   Amortization of purchased
intangibles increased from zero for the three months ended September 30, 1999 to $5.3 million for the three months ended September 30, 2000. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $71.6 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development. The remaining purchased intangibles is being amortized over a three-year period from the date of the acquisition.

     Interest and Other Income.   Interest and other income increased from $1.8
million for the three months ended September 30, 1999 to $2.7 million for the quarter ended September 30, 2000. This increase was primarily due to higher average cash balances during the three months ended September 30, 2000.

     Interest Expense.   Our interest expense increased from $72,000 for the
three months ended September 30, 1999 to $149,000 for the three months ended September 30, 2000. This increase was primarily due to an increase in the amount outstanding under capital lease and equipment notes payable facilities as a result of additional financing of computers, equipment for research and development and for other equipment.

     Provision  for Income Taxes.   Our effective income tax rate for the three
months ended September 30, 2000 was 43%, which approximates the combined federal and California (net of federal benefit) statutory rate. The provision for income taxes for the three months ended September 30, 2000 and 1999 are based on an estimate of the effective income tax rate for the entire year.


Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

     Net Revenue.   Net revenue increased from $68.1 million for the nine months ended September 30, 1999 to $234.5 million for the nine months ended September 30, 2000. This increase was due to increased sales of our CE200 and CE150 DSL access concentrators and related line cards. Sales to our three largest customers, NorthPoint, Lucent, and Rhythms increased from $27.3 million, $6.9 million, and $26.9 million, respectively, for the nine months ended September 30, 1999 to $62.0 million, $52.0 million, and $25.8 million, respectively, for the nine months ended September 30, 2000.

     Gross Profit.   Our gross profit increased from $35.9 million for the nine months ended September 30, 1999 to $126.3 million for the nine months ended September 30, 2000. The increase in gross profit occurred primarily because of the increase in net revenue for the period. Gross profit percentages also increased on a year over year basis, from 52.7% for the nine months ended September 30, 1999 to 53.8% for the nine months ended September 30, 2000. The increase in gross profit as a percentage of revenues was primarily due to a favorable product mix and decreased unit costs associated with improved overhead absorption.

     Research and Development.   Our research and development expenses increased
from $9.9 million for the nine months ended September 30, 1999 to $25.5 million for the nine months ended September 30, 2000. This increase was due to an increase in personnel expenses related to an increase in our engineering staff, increased depreciation related to engineering lab equipment and expensed prototype materials.

Research and development expenses as a percentage of net revenue decreased from 14.5% for the nine months ended September 30, 1999 to 10.9% for the nine months ended September 30, 2000.

     Sales and Marketing.   Our sales and marketing expenses increased from
$10.1 million for the nine months ended September 30, 1999 to $25.0 million for the nine months ended September 30, 2000. This increase was due to an increase in personnel expenses for sales and marketing staff, increased sales compensation associated with higher net revenue, and increased promotional and product marketing expenses. Sales and marketing expenses as a percentage of net revenue decreased from 14.8% of net revenue for the nine months ended September 30, 1999 to 10.6% for the nine months ended September 30, 2000. This decrease was primarily the result of an increase in our net revenue for the nine months ended September 30, 2000.

     General and Administrative.   Our general and administrative expenses
increased from $3.8 million for the nine months ended September 30, 1999 to $10.9 million for the nine months ended September 30, 2000. This increase was due to increased staffing for management information systems, administrative and human resource personnel, and growth in other corporate administrative expenses. General and administrative expenses as a percentage of net revenue decreased from 5.6% for the nine months ended September 30, 1999 to 4.6% for the nine months ended September 30, 2000.

     Amortization of Purchased Intangibles.   Amortization of purchased
intangibles increased from zero for the nine months ended September 30, 1999 to $12.4 million for the nine months ended September 30, 2000. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $71.6 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development. The remaining purchased intangibles is being amortized over a three-year period from the date of the acquisition.

     Interest and Other Income.   Interest and other income increased from $2.7
million for the nine months ended September 30, 1999 to $6.9 million for the nine months ended September 30, 2000. This increase was primarily due to higher average cash balances during the nine months ended September 30, 2000, which included the proceeds from our initial public offering completed in May of 1999.

     Interest Expense.   Our interest expense increased from $193,000 for the
nine months ended September 30, 1999 to $445,000 for the nine months ended September 30, 2000. This increase was primarily due to an increase in the amount outstanding under capital lease and equipment notes payable facilities as a result of additional financing of computers, equipment for research and development and for other equipment.

     Provision  for Income Taxes.   The provision for income taxes for the nine
months ended September 30, 2000 and 1999 are based on an estimate of the effective income tax rate for the entire year offset in 2000 by the elimination of the valuation allowance related to its deferred tax assets as the realization of such assets became probable. The reduction of the valuation allowance decreased the tax provision by approximately $7.7 million.


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

      At September 30, 2000, we had cash and cash equivalents of $71.8 million and short-term marketable investments of $92.8 million.

     Cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was $49.8 million and $13.1 million, respectively. The relative increase in cash provided by operating activities for the nine months ended September 30, 2000 compared to the same period in the prior year was primarily the result of an increase in net income of $30.1 million.

     Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $9.8 million and $80.3 million, respectively. The relative decrease in cash used in investing activities for the nine months ended September 30, 2000 compared to the same period in the prior year was the result of net maturities of marketable investments which was partially offset by an increase in the purchase of computers and other equipment.

     Cash provided by financing activities for the nine months ended September 30, 2000 and 1999 was $6.3 million and $90.6 million, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2000 compared to the same period in the prior year was primarily due to the proceeds received from our initial public offering in May 1999.

     In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. As of September 30, 2000, the full amount of funds available under this credit facility had been utilized. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8%. Both obligations are secured by the related equipment.

     In June 2000, the Company secured a $5.0 million credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of September 30, 2000, $3.9 million of this credit facility was available for future borrowings. The borrowings under the capital lease agreement are to be repaid in 36 equal monthly installments and accrue interest at 10.8% per annum. The obligation is secured by the related equipment.

     In August 2000, the Company entered into an $800,000 credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of September 30, 2000, the full amount of funds available under this credit facility had been utilized. The borrowings under the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 9.85% per annum. The obligation is secured by the related equipment.

     We have no material commitments other than obligations under our credit facilities and operating and capital leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We expect to continue to expend funds on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

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


     Copper Mountain May Not Sustain Annual Profitability

     Copper Mountain anticipates continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to sustain profitability on an annual basis. We cannot be certain that we will realize sufficient revenues in the future to sustain profitability on an annual or quarterly basis.


     Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

     Copper Mountain sells its products predominantly to competitive local exchange carriers. Aggregate sales to our three largest customers accounted for approximately 60% of our net revenue for the nine months ended September 30, 2000. Sales to our most significant customers, NorthPoint Communications, Inc., Lucent Technologies, Inc., and Rhythms NetConnections, Inc. accounted for approximately 26%, 22%, and 11% of Copper Mountain's net revenue, respectively, for the nine months ended September 30, 2000. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these three customers and, in particular:

     .  the product requirements of these customers;

     .  the financial and operational success of these customers; and

     .  the success of these customers' services deployed using our products.

     The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.


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


     A Number of Factors Could Cause Copper Mountain's Operating Results to Fluctuate Significantly and Cause Its Stock Price to be Volatile

     Copper Mountain's quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of its control. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

     . the timing and amount of, or cancellation or rescheduling of, orders for our products and services, particularly large orders from our key customers and our strategic distribution partners;

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


     Copper Mountain's Product Cycles Tend to be Short and Copper Mountain May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Do Not Occur When Anticipated

     In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write-off excess and obsolete inventory. In the past, we have experienced such write-offs attributed to the obsolescence of certain printed circuit boards and product sub-assemblies. If we incur substantial sales, marketing and inventory expenses in the future that we are not able to recover, it could have a material adverse effect on our business, financial condition and results of operations.


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


     If Copper Mountain is Unable to Retain and Hire Additional Qualified Personnel As Necessary, It May Not Be Able to Successfully Achieve Its Objectives

     Copper Mountain has experienced growth in revenues and expansion of its operations which have placed significant demands on its management, engineering staff and facilities. We have recently hired additional engineering, sales, marketing, customer support and administrative personnel. Continued growth and expansion of our product lines will also require us to hire more engineering, sales and administrative personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

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


     Failure to Manage the Growth of Copper Mountain's Operations Will Adversely Affect Its Business

     Copper Mountain has rapidly and significantly expanded its operations and anticipates that further significant expansion will be required to address potential growth in its client base and market opportunities if it is successful in implementing its business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business, financial condition and results of operations will be materially adversely affected. During the first nine months of 2000, we have increased the number of employees from 240 to 447. This expansion is placing a significant strain on our managerial and operational resources. We expect to add additional key personnel in the near future, including direct sales and marketing personnel. To manage the expected growth of our operations and personnel, we will be required to:

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

     As of September 30, 2000 we operated our business from facilities in Palo Alto, California, Fremont, California and San Diego, California. We face challenges related to effectively and efficiently coordinating our operations between these facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.


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


     Copper Mountain's Dependence on Independent Manufacturers Could Result in Product Delivery Delays

     Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. We have entered into a formal manufacturing agreement with Flextronics International, Ltd. located in Fremont, California. Flextronics is our main source of independent manufacturing. If our current manufacturers, including Flextronics, are unable or unwilling to continue manufacturing our components in required volumes, it could take up to eight months for an alternative manufacturer to supply the needed components in sufficient volumes. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Moreover, since all of the manufacturing by Flextronics and all of our final assembly and tests are each performed in one location, any fire or other disaster at either Flextronics manufacturing facility or at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.


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


     Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed

Our capital requirements depend on several factors, including the rate of market acceptance of our products, the rate of growth in our client base, the growth of our product lines, our ability to manage our inventory and accounts receivable and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.
If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the terms and conditions relating to such debt could impose restrictions on our operations. Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business, financial condition or results of operations.


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

     .  longer payment cycles;

     .  taxation issues;

     . differences in international telecommunications standards and regulatory agencies;

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

     In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and equity valuations may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. We have recently become the target of such litigation, and several class action lawsuits have been filed against us and certain of our officers alleging violation of Federal securities laws related to declines in our stock price. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and results of operations.


     Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

     Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of September 30, 2000, we had 51.6 million shares of common stock outstanding. We filed three registration statements on Form S-8 with the Securities and Exchange Commission covering the
16.4 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan and 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of September 30, 2000, approximately 2.2 million shares are currently subject to exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.


     Certain Provisions in Copper Mountain's Corporate Charter and Bylaws May Discourage Take-Over Attempts and Thus Depress the Market Price of Our Stock

     Provisions in Copper Mountain's certificate of incorporation, as amended and restated, may have the effect of delaying or preventing a change of control or changes in its management. These provisions include:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to changes in interest rates from our long-term debt arrangements and our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2000.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 20, 2000, plaintiff Ariel Hernandez, on behalf of herself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California against the Company and two officers of the Company, alleging violations of the federal securities laws related to declines in the Company's stock price. Subsequently, at least ten similar lawsuits were filed in the same court against the Company and the same two officers. The complaints allege securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. It is anticipated that these complaints, and any similar complaints that may be filed arising out of declines in the price of the Company's stock, will be consolidated into a single action. The Company anticipates filing a motion to dismiss all of these complaints. No discovery has taken place.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K during the three months ended September 30, 2000.

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Copper Mountain Networks, Inc.


Date: November 13, 2000                /s/  Richard S. Gilbert
                                       -----------------------------------------
                                            Richard S. Gilbert
                                            President
                                            Chief Executive Officer


                                       /s/  John A. Creelman
                                       -----------------------------------------
                                            John A. Creelman
                                            Vice President of Finance
                                            Chief Financial Officer
                                            Secretary