Form 10-K405
period 2000-12-31
COPPER MOUNTAIN NETWORKS INC
filed 2001-03-07
CIK 1031951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the year ended December 31, 2000

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

         For the transition period from ____________ to ____________.

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


               1850 Embarcadero Way, Palo Alto, California 94303
                                (650) 687-3300
 (Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No _____
                                                 -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 31, 2001 was approximately $435,419,000 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of February 28, 2001 was 52,653,768.

                      DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's year ended December 31, 2000.

Certain exhibits filed with the registrant's (i) Registration Statement on Form S-1 (File No. 333-73153), as amended, (ii) Form 10-Q for the quarter ended September 30, 1999, (iii) Form 10-K for the year ended December 31, 1999, (iv) Current Report on Form 8-K filed with the Commission on March 15, 2000, (v) Registration Statement on Form S-1 subsequently converted to Form S-3 (File No. 333-32846), (vi) Notice of Annual Meeting and Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission on April 10, 2000 and (vii) Registration Statement on Form S-8 filed with the Commission on June 7, 2000 (File No. 333-38798) are incorporated by reference into Part IV of this Report.

                        COPPER MOUNTAIN NETWORKS, INC.

                                   FORM 10-K

                     For the Year Ended December 31, 2000

                                     INDEX

Part I                                                                                                Page
                                                                                                      ----
    Item 1.        Business                                                                            1
    Item 2.        Properties                                                                          30
    Item 3.        Legal Proceedings                                                                   30
    Item 4.        Submission of Matters to a Vote of Security Holders                                 31

Part II
    Item 5.        Market for the Registrant's Common Stock and Related  Stockholder Matters           32
    Item 6.        Selected Financial Data                                                             33
    Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                          34
    Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                          41
    Item 8.        Financial Statements and Supplementary Data                                         42
    Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosures                                                                         42
Part III
    Item 10.       Directors and Executive Officers of the Registrant                                  43
    Item 11.       Executive Compensation                                                              43
    Item 12.       Security Ownership of Certain Beneficial Owners and Management                      43
    Item 13.       Certain Relationships and Related Transactions                                      43
Part IV
    Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                     44
    Signatures                                                                                         47

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

      Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein and in the Company's Registration Statements on Form S-1 (No. 333-73153) and on Form S-3 (No. 333-32846).

Overview

      Copper Mountain Networks, Inc. (Nasdaq: CMTN) supplies Digital Subscriber Line (DSL) communications products to telecommunications service providers allowing them to effectively utilize the existing copper infrastructure to deliver high-speed data and voice services to their customers. Copper Mountain Networks designs, manufactures, sells, and supports these products and believes the long-term demand for high speed access solutions which are enabled by such products will grow with the use of the Internet, the proliferation of data-intensive applications and the proliferation of corporate networking applications.

     Our revenue is generated primarily from sales of our central office based equipment: our CopperEdge 200 DSL Concentrators (CE200), the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. Copper Mountain also sells the CopperEdge 150 DSL Concentrator (CE150) and the OnPrem(TM) 2400 Concentrator to support applications for users in the Multi-Tenant Unit (MTU) market where our equipment is deployed within buildings which house multiple small to medium-sized businesses or tenants. For the year ended December 31, 2000, sales to our three largest customers accounted for approximately 58% of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

     Copper Mountain markets and sells its products directly to telecommunications service providers, through strategic original equipment manufacturers and through distributors. Currently, we derive approximately 78% of our revenue from sales made directly to telecommunications service providers with the balance of our sales made to original equipment manufacturers and through distributors.

Industry Background

     Over the past few years, the volume of data traffic across public communications networks has increased significantly due to the use of the Internet as a communications and transaction medium. According to International Data Corporation, the number of Internet users worldwide will grow from approximately 196 million by the end of 1999 to approximately 502 million by 2003. International Data Corporation also estimates that the value of goods and services sold worldwide through the Internet will exceed $1.6 trillion in 2003. In addition to electronic commerce, business usage of Web-based communications, remote access for teleworkers, applications hosting and other services have generated enormous traffic for the existing communications infrastructure. To meet this demand, service providers have installed high-bandwidth fiber optic transmission equipment, high-speed switches, and core routers in backbone and interoffice networks.

     In contrast to these core networks, which support digital transmission speeds exceeding 9 gigabits per second, or Gbps, most access networks, or connections between subscribers and central offices, often called the "last mile," are made through the copper infrastructure originally built to transmit analog voice signals. In fact, over 140 million businesses and homes in the United States are served by this copper infrastructure, and the worldwide installed base of copper lines exceeds 700 million. We believe most business and residential users have found narrowband access, using dial-up analog modems with connection speeds up to 56.6 kilobits per second, or kbps, inadequate to meet their high-bandwidth requirements.

     Until the Telecommunications Reform Act of 1996 (the "Telecom Act"), local telephone companies such as the Regional Bell Operating Companies and GTE Corporation, collectively the incumbent local exchange carriers, or ILECs, were the exclusive operators of this last-mile, copper wire-based infrastructure and primarily offered ISDN and T1 services to address the need for high-speed connectivity. These service offerings enable symmetrical data transmission at rates up to 128 kbps and 1.5 megabits per second, or Mbps, respectively. ISDN, which requires the installation of special equipment at each end of the copper access line, has achieved limited success due to complexity and high cost of deployment. T1 services provide many times the bandwidth of ISDN, but require expensive infrastructure modification and investment. While there are various transmission media alternatives for providing broadband connectivity, such as coaxial cable and wireless, we believe none have the cost and coverage advantages of using the existing copper infrastructure.

     Digital Subscriber Line technology was developed to address the last-mile bottleneck. While there are several variants of DSL, they all share several important advantages over traditional high-speed services delivered over the copper infrastructure and over cable and wireless broadband alternatives.

     . Guaranteed, Dedicated Bandwidth. DSL is a point-to-point technology that allows for guaranteed levels of bandwidth. Because DSL connections are dedicated to each user, DSL does not suffer from service degradation as other subscribers are added to the system, and, in addition, allows a higher level of security. Alternative broadcast solutions, such as cable and wireless, are shared systems that suffer service degradation and increase the risk of security breaches as additional users share bandwidth.

     . Low Cost. Because DSL uses the existing copper-based last-mile connection, it can be significantly less expensive to deploy to businesses and homes than other broadband solutions which require incremental investments in infrastructure. In addition, recent advances in semiconductor technology and industry standardization have made the widespread deployment of DSL somewhat more economical to both service providers and subscribers.

     . Universal Coverage. Since virtually all businesses and homes in the United States already have installed copper wire connections, DSL technologies can be made available to a large percentage of these businesses and homes. In addition, certain variants of DSL can enable data transmission up to and beyond 20,000 feet without requiring repeaters.

     Despite the advantages of deploying DSL over existing copper infrastructure, ILECs historically have largely sought to protect their existing T1 and ISDN businesses. In the mid-1990s, however, the prospect of greater competition from cable operators deploying cable modems to deliver high-bandwidth services prompted the ILECs to accelerate their investments in those DSL technologies that appeared most appropriate for residential subscribers. The ILECs promoted a DSL variant called asymmetrical DSL, or ADSL, that prioritizes one-way, down-stream broadband access. Most DSL vendors focused on ADSL solutions for the residential market because consumers typically download large quantities of data-intensive content from the Internet, while the amount of data sent upstream by consumers is typically limited.

     Beginning in 1997 and 1998, DSL transmission technology was embraced by a new set of telecommunications service providers that emerged as a result of the Telecom Act. The Telecom Act redefined the competitive landscape in the telecommunications industry by creating a legal framework for new service providers to provide competing local telecommunications services. The Telecom Act also eliminated a substantial barrier to entry for these competitive local exchange carriers, or CLECs, by allowing them to use the existing copper-based network infrastructure built by the ILECs.

     The realization of all of the objectives of the Telecom Act, however, is still subject to certain uncertainties, including:

     . ongoing legal proceedings that will further define rights and duties under the Telecom Act;

     . actions or inactions by telephone companies or other carriers that affect the pace at which changes contemplated by the Telecom Act will occur;

     . resolution of questions concerning which parties will finance such changes; and

     .    other regulatory, economic, and political factors.

     Since the passage of the Telecom Act, some of the new competitive local exchange carriers ("CLECs") have focused on providing competitively priced, high-bandwidth connectivity for business customers who typically had used T1 lines from the ILECs to meet their bandwidth needs or who used dial-up modems but are currently seeking cost-effective broadband services. These CLECs are focused on providing DSL solutions that meet the current needs of business subscribers and provide flexibility for future services.

     While many DSL equipment vendors focus on the needs of the residential market, few focus on the unique needs of business subscribers. In particular, CLECs are seeking equipment solutions that enable the deployment of cost-effective, full-coverage, high-bandwidth data-access services. Moreover, as the demands of high-bandwidth users and technology mature, other telecommunications service providers are also looking for vendors that can effectively incorporate DSL into communications equipment solutions. Finally, telecommunications service providers generally want their equipment providers to support a variety of end-user devices. As the DSL market evolves from business to residential users, telecommunications service providers will require equipment that enables them to provide high-speed services across their entire customer base.

The Copper Mountain Solution

     We provide broadband access solutions based on DSL technology to telecommunication service providers. Our solutions enable CLECs, ILECs, and other telecommunications service providers to provide high-speed, cost-effective, last-mile connectivity over the existing copper wire telephone infrastructure to the business, multi-tenant unit and residential markets. Our DSL solutions provide the following key benefits:

     Multi-Service DSL Platform. Our products enable CLECs, ILECs, and other telecommunications service providers to deliver business services such as high-speed Internet access, corporate networking, teleworking, and packet-based voice solutions, as well as residential consumer services such as Internet access and POTS voice on a single phone line. The CopperEdge platform allows service providers to concurrently operate any combination of Asymmetric DSL
(ADSL), G.lite, ISDN DSL (IDSL), Symmetric DSL (SDSL), and T1 line cards in a single CopperEdge chassis. With one platform, the provider can offer a compilation of data, voice, and video services that run concurrently, maximizing potential revenue per copper pair.

     Proven Solution. Copper Mountain is a leading provider of DSL solutions for business and residential users. The CopperEdge platform is proven in many of the world's largest DSL deployments.

     IP IQ(TM). Dynamically recognizing user profiles and services at the IP layer and allocating network resources appropriately, IP IQ(TM)--Copper Mountain's Internet Protocol intelligence--assists with the efficient routing and processing of packets, enabling providers to deliver a wide range of voice and data services to millions of users, while avoiding costly virtual circuit proliferation problems.

     Multi-Vendor Interoperability. We have partnered with third-party DSL customer premise equipment manufacturers through the CopperCompatible(TM) program to develop a broad line of customer premise equipment, or CPE, which are compatible with our CopperEdge DSL concentrators. At the end of 2000, the CopperEdge 200 was certified as interoperable with over 100 DSL CPE devices, as well as voice products and routers and switches in the network core. Additionally, the company has a compatibility program, known as CopperVIP(TM) (Voice in Packets), which tests and validates compatibility between the CopperEdge family of products and the leading providers of voice gateways, which facilitates the simultaneous delivery of voice and data over our product platform. Another compatibility program, known as CopperWireless(TM), tests and validates compatibility between CopperEdge concentrators, CopperRocket CPE and third-party CopperCompatible CPE and wireless equipment such as indoor units, outdoor units, and antennas, and central site equipment such as routers and voice gateways, to facilitate interoperability between wireless backhaul technology and multi-tenant unit (MTU) DSL networking solutions. A Copper Mountain compatibility program with leading semiconductor companies known as CopperSilicon(TM), facilitates the integration of Copper Mountain technology into chips for next-generation Voice over DSL (VoDSL) integrated access devices.

         Carrier-class product. NEBS Level 3 certified, the CopperEdge 200 features hot-swappable modules and offers wide area network (WAN) redundancy. CopperView(TM) management tools ensure services and interfaces are manageable from a single point. The CopperEdge 200 supports up to 192 DSL ports, delivering the scalability needed to satisfy market demands. Our products are designed to reduce installation time and support requirements for our telecommunications service provider customers. Our CopperEdge 200 DSL Concentrator is designed to meet the stringent requirements of the telephone company central office environment. It supports full redundancy and is designed for easy support and service. In addition, our products and management software are designed for and proven in large-scale national deployments. Finally, we have reduced CPE deployment complexity with a zero-installation "plug-and-play" CPE procedure that eliminates end-user configuration, removes the need to send a technician to the customer premise and provides centralized management and control.

      Support for Multiple Services. Our platform is a highly scalable and cost-effective platform that addresses the strong demand for Internet access services. In addition, the CopperEdge products support multiple value-added services such as Frame Relay, VPN, and voice services. Unlike most DSL access platforms, the CopperEdge solution delivers advanced packet processing, class of service using weighted fair queuing, and subscriber aggregation to support these multiple service offerings.

     Strategy

     Our objective is to be the leading supplier of DSL solutions to telecommunications service providers. The key elements of our strategy include:

     Extend Position in the U.S. DSL Market. Since our inception, we have focused on providing cost-effective telecommunications solutions for service providers. We are targeting telecommunications service providers focused on the business-subscriber market, the multi-tenant unit market, and the residential-consumer market, including Competitive Local Exchange Carriers (CLECs), Incumbent Local Exchange Carriers (ILECs), Inter-Exchange Carriers (IXCs), In-Building service providers, and other telecommunications service providers. To date, we have sold substantially all of our products to CLEC customers. In recent months many CLECs have experienced difficulties continuing to finance their businesses. As a result, these CLECs have been forced to scale back their operations, and some, including our largest customer Northpoint Communications, Inc., have filed for bankruptcy protection. In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we are in the process of shifting our marketing strategy in the United States to focus more on ILECs as potential customers. Thus far, we have not sold a significant amount of our products to ILECs. The future success of our business may substantially depend on our ability to successfully penetrate the ILEC market. We will continue to focus on supporting the requirements of our existing CLEC customers as well as providing solutions targeted to ILECs and other telecommunications service providers.

         Target International Service Providers. In addition to targeting U.S.-based telecommunications service provider customers, we have expanded our addressable markets to include multiple nations worldwide. In 2000, Copper Mountain expanded its international reach by opening sales offices in Singapore (serving Asia/Pacific) and in Amsterdam (serving Europe, the Middle East, and Africa). International Standard Association 9001 certification and product development efforts to ensure compliance with international specifications assure customers worldwide that the company's products meet the highest standards for design and manufacturing quality.

     Expand Service Offerings Supported by Our Platform. We intend to continue to add functionality and support for the multiple data and voice services to increase the usefulness and performance of our products. We believe that we have enhanced our core product offerings to support a variety of services which offer better value to service providers and their end-user customers. Our products are designed to support future services and technology. In addition, we are developing new offerings with DSL, T1, and voice technologies, and plan to enhance our offerings as needed by subscribers and service providers.

     Leverage Original Equipment Manufacturer and Development Relationships. Copper Mountain has formed original equipment manufacturer (OEM) relationships with 3Com Corporation and Marconi Communications. Under the original equipment manufacturer and development agreement with 3Com, they may sell our full line of products branded for 3Com directly or through their distribution channels. Marconi co-brands and resells our product line through its worldwide sales channel. We believe that our current OEM relationships enhance our market position domestically and we believe these relationships will aid us in addressing international markets.

     Target Multi-Tenant Unit, in Building Deployments. In addition to deploying DSL equipment in ILEC central offices for our CLEC and other telecommunications service provider customers, we have deployed our CopperEdge 150 DSL Concentrators and OnPrem 2400 Concentrators in commercial office buildings and apartment and condominium buildings. In February 2000, we completed the purchase of OnPREM Networks Corporation, which became the nucleus of our multi-tenant unit or MTU Business Unit based in Fremont, California. In addition, we are working with service providers who are targeting multi-tenant property managers to focus on this emerging market. We believe that this market will significantly expand the deployment of DSL technology. Our MTU Business Unit will continue to focus exclusively on developing new products that will allow carriers to reduce the cost of high-speed data access to tenants in this type of deployment environment. However, although we believe that the MTU market will significantly expand the deployment of DSL technology, if this does not occur, or if MTU service providers do not select our products, our business may be adversely affected.

     Drive Interoperability. We actively support the interoperability of DSL technology to facilitate faster and broader market acceptance. We have formed the CopperCompatible program through which we offer licenses of our DSL CPE technology to a number of third-party manufacturers of CPE equipment. Additionally, we support the interoperability of DSL technology with voice-related equipment through our CopperVIP program and CopperSilicon interoperability program. Our efforts in the area of interoperability also enables our technology to be combined with other networking products such as routers, access and aggregation devices, and voice switches.

     Address Emerging Opportunities in Residential Market. We believe that with the continued deployment of alternative data-based networks, telecommunications service providers will seek to offer DSL-based services beyond the market for business subscribers. Specifically, telecommunications service providers are targeting residential subscribers seeking high-speed access to public communications networks. As this trend toward broad deployment of DSL services continues, we anticipate opportunities for us to deploy our products, such as our consumer-oriented ADSL and G.Lite line cards, with service providers.

Copper Mountain Products

     We provide end-to-end DSL solutions that enable service providers to deploy high-bandwidth services over traditional copper wire telephone infrastructure. Our product family is designed to offer telecommunication service providers flexibility in network implementation as well as a wide range of subscriber equipment offerings. Telecommunications service providers using our products can allow subscribers access to a full range of DSL services at rates up to 25 times faster than the current speed (56.6 kbps) of existing analog modems. Our products are scalable to enable carriers to cost-effectively deploy DSL services on a regional or on a national level addressing thousands of subscribers. Our products are designed to support the various network architectures, wide area network (WAN) interfaces and deployment models of our service provider customers. Our solution consists of the following product lines:

     . CopperEdge(R) DSL Concentrators: Telecommunications service providers install CopperEdge products in their collocation areas within ILEC central offices, environmentally hardened digital loop carrier cabinets, and in multi-tenant buildings to deliver services to their end user customers.

     . OnPrem(TM) Concentrators: Telecommunications service providers install OnPrem multi-tenant unit concentrators in small- and medium-sized MTU office buildings, multi-dwelling unit (MDU) residential complexes, and hotel facilities.

     . CopperRocket(R) DSL CPE: Subscriber connection to the service-provider network is provided at the subscriber's premises with CopperRocket DSL CPE.

     . CopperView(TM) Network Management Software Tools: Our network management tools enable telecommunications service providers to manage their Copper Mountain DSL equipment and configure and provision subscriber services.

     Because of the large-scale deployment of DSL equipment by our CLEC customers, our shipments of the CopperEdge DSL concentrators and the related line and WAN interface cards have accounted for substantially all of our revenue to date.

     CopperEdge 200 DSL Concentrators

     Our 192-port, high density DSL concentrator, the CopperEdge 200 (CE200) is a carrier-class platform designed specifically for ILEC central office environments, and meets or exceeds industry standards, and applicable regulatory requirements. The CE200 can also be deployed within multi-tenant buildings. A companion model, the CE200RT, is designed for deployment in remote cabinets and neighborhood broadband gateways. The CE200 and CE200RT consist of a modular chassis containing power supplies, control system, wide area network interface modules and DSL line cards. The following are characteristics of the CE200/CE200RT:

     . contains redundant power supplies that can be replaced without interrupting power to the chassis;

     .    supports a range of interfaces for wide area network connections;

     . supports multiple advanced networking models implemented in the control system, including Frame Relay Multiplexing, Frame Relay to ATM interworking, Layer 3 IP multiplexing and Layer 2 Ethernet frame multiplexing, which can be used concurrently;

     . contains up to eight line cards containing DSL and T1 interfaces which connect to the subscriber DSL CPE equipment, including:

          ADSL Line Card. The 24-port CopperEdge Asymmetric Digital Subscriber Line (ADSL) line card enables service providers to offer consumer converged voice and data services using any of four ADSL variants--G.dmt, ANSI T1.413, and G.lite, which are based on Discrete Multi-Tone (DMT), plus CAP/RADSL--all from a single module. This multi-mode line card confirms to all deployed ADSL and G.lite standards from the ITU and ANSI, ensuring that a wide range of CPE interoperate seamlessly to serve end-user consumers and teleworkers. ADSL delivers maximum line speeds of 8.064 Mbps downstream to the user and 1.024 Mbps upstream and maximum reach of 28,000 feet.

          G.lite Line Card. G.lite is part of Copper Mountain's complete solution for delivering consumer broadband services. G.lite (ITU standard G.992.2) enables simultaneous data and voice service over existing copper phone lines, without splitters or new inside wiring at the customer premise, eliminating costly installation truck rolls. The CopperEdge 24-port G.lite line card delivers speeds up to 3.0 Mbps downstream to the end user and 512 kbps upstream, and a reach of up to 26,200 feet. The G.lite line card also dissipates significantly less power than full-rate ADSL technologies, reducing ongoing operating constraints.

          IDSL Line Card. For subscribers who can only be served over ISDN-capable copper lines, Copper Mountain provides 24-port ISDN Digital Subscriber Line (IDSL) line cards. The IDSL line card delivers service at speeds between 64 kbps and 144 kbps up to a distance of 18,000 feet from the central office. The use of repeaters will increase the reach to over 30,000 feet.

          SDSL Line Card. The 24-port SDSL line card supports speeds from 128 kbps to 1.5 Mbps and up to 12.0 Mbps using IMUX technology, at loop distances as far as 28,000 feet from the central office. SDSL uses 2B1Q line coding to ensure spectral compatibility with other existing services. SDSL supports a wide range of high-speed data and toll-quality Voice over DSL (VoDSL) services, including Internet access, Frame Relay, virtual private networking (VPN), T1 replacement, private branch exchange (PBX), and multi-line voice--all from a single line card.

          T1 Line Card. The CopperEdge 12-port T1 line card offers service providers wide market coverage, extending the addressable market for broadband services to include customers previously unable to benefit from DSL service due to geographic location. The T1 line card utilizes a 1.544 Mbps point-to-point dedicated, digital circuit and operates concurrently with any combination of Copper Mountain ADSL, G.lite, IDSL, and SDSL line cards in a single CopperEdge chassis.


     CopperEdge 150 DSL Concentrators

     Copper Mountain's mid-density DSL concentrator, the CopperEdge 150 (CE150) is a DSL concentrator optimized for use in medium to large MTU buildings. The CopperEdge 150, available in configurations supporting 24 or 48 end-user customers, and supports all five of the line cards listed above (ADSL, G.lite, IDSL, SDSL, and T1). Service providers use the CopperEdge 150 to deliver multiple high-bandwidth services concurrently, including Internet access, corporate virtual private networks (VPNs), and Frame Relay services, as well as PBX extension and other voice services.


     OnPrem(TM) 2400 Concentrators

     Copper Mountain's low-density platform, the OnPrem 2400 Concentrator, is optimized for use in small to medium-sized MTU buildings. Offering 8, 16, or 24 ports of SDSL technology, the OnPrem 2400 delivers up to 2.3 Mbps connectivity that scales easily as subscribers increase. With a low entry investment and per-connection cost, providers can profitably deliver high-bandwidth service to tenants located in any building. This concentrator also offers small form factor that utilizes minimum space in the MTU wiring closet or basement.


     CopperRocket Customer Premise Equipment

     The CopperRocket family of CPE products consists of SDSL and IDSL modems, SDSL and IDSL inverse mutiplexers (IMUX), and integrated access devices (IADs), including:

     CopperRocket 408 Integrated Access Device (IAD). With connectivity for up to eight voice ports, the CopperRocket 408 IAD provides customers with plug-and-play, toll-quality voice plus data service at speeds from 128 kbps to
1.5 Mbps.

     CopperRocket 202 and 212 Inverse Multiplexers (IMUX). These units deliver affordable, business-class Internet and data connectivity using existing network and router infrastructures via SDSL or IDSL. With IMUX technology, they bond multiple copper pair telephone lines to offer transmission rates up to 3.0 Mbps.

     CopperRocket 201 and 203 CPE. These customer premise devices are simple to install and offer high-performance Internet and local area network (LAN) access at several selectable speeds from 64 kbps to 2.3 Mbps.

     CopperRocket CPE products can operate at multiple transmission speeds and distances to satisfy the price and performance needs of each subscriber. The CopperRocket is a "plug-and-play" device. Unlike ISDN modems, there are no hardware switches, configuration parameters or end-user software configuration required. Copper Mountain's ZIP! (Zero Installation Procedure) feature enables the CopperRocket to communicate with a CopperEdge or OnPrem DSL concentrator and automatically download all the necessary configuration parameters to immediately begin full operation.

     CopperRocket devices operate over standard copper telephone wire and provide dedicated, full-duplex throughput at multiple speeds to support network activities such as file transfers, intranet access and Internet Web browsing. The CopperRocket's multi-speed DSL feature enables service providers to remotely adjust line speed based upon subscriber requirements with no additional investment or software upgrade by the service provider.

     CopperCompatible(TM) CPE: In addition to offering our own CPE products, Copper Mountain works with over two dozen leading third-party equipment manufacturers to offer a broad range of interoperable customer premise equipment through our CopperCompatible program. To be certified as CopperCompatible, the third party CPE devices must pass a series of stringent interoperability tests with Copper Mountain's DSL solutions. This gives service providers and their subscribers multiple competitive sources for CPE, delivering more innovation than any single vendor could on its own, as well as a wide array of choices in cost and functionality, ranging from simple bridges and routers, IADs, and data service units (DSUs) with advanced features. By the end of 2000, more than 100 CPE devices were certified as interoperable with Copper Mountain's platform.


CopperView Network Management Tools

     Our CopperView suite of network management tools is used to configure and manage our DSL solutions. This set of software tools provides user interfaces necessary to manage large, geographically separated DSL concentrator networks, individual concentrators, and simple on-site or remote management. Because the CopperEdge DSL concentrator also manages CopperRocket modems by proxy, CopperView allows carriers to centrally manage their DSL networks.

     . The CopperView DSL Management System provides management of large networks of CopperEdge DSL concentrators with a simple, intuitive user interface.

     . The CopperView Element Management System provides a simple, intuitive user interface that allows configuration and management of a single CopperEdge DSL concentrator and its CPE.

     . The CopperCraft text-based interface provides a simple interface for on-site technicians and for remote access to a DSL concentrator.


Product Deployment

     We sell our products for deployment into central offices, multi-tenant buildings, and remote terminals. Telecommunications service providers may deploy in any or all of these environments to reach their target market in the most effective manner.

     Central Office-Based DSL Service Deployment. Telecommunications Service Providers may install our CopperEdge DSL concentrators in an ILEC central office to offer service to any subscriber served by that central office (within the distance limitations of DSL service). Typically, a CLEC leases from the ILEC a high-bandwidth trunk, usually a 45 Mbps DS-3 circuit, to connect the DSL concentrator to the CLEC's regional switching office. The CLEC then leases an individual copper loop to a subscriber from the ILEC, for a monthly fee. The copper loop is provisioned through the ILEC's distribution facilities out to the subscriber premise. The CLEC then provisions the wiring inside the subscriber premise and installs the CPE.

     CLECs or ILECs deploying DSL from central offices may elect do so in select central offices where the number of potential subscribers is highest, or they may choose to cover a region by installing in all central offices in that region. A carrier may also choose a regional deployment strategy or a nationwide deployment strategy.

     Multi-Tenant Building DSL Service Deployment. A telecommunications service provider can deploy our CopperEdge or OnPrem concentrators in multi-tenant buildings to provide Internet access and other data and voice services to the tenants of that building. Inside the building, the service provider can utilize the existing telephone wiring to deliver high-bandwidth connections to tenants on a targeted basis. Tenants in the building can use a single, high-bandwidth connection from the building to the service provider's switching office, providing good application performance at a lower cost than the same bandwidth dedicated to a single subscriber.

     Remote Terminal/Neighborhood Gateway-Based DSL Service Deployment. A telecommunications service provider may also install our CopperEdge DSL concentrator product in an environmentally hardened, remote digital loop carrier
(DLC) cabinet or a neighborhood broadband gateway to offer service to subscribers who are too far from a central office to receive DSL service. An ILEC can deploy the CopperEdge DSL concentrator alongside a DLC and a Plain Old Telephone Service (POTS) splitter in a hardened cabinet, delivering POTS and DSL services to business and residential subscribers whose access lines connect to digital loops.


Customers

     In 2000, sales to our top four largest customers accounted for approximately 68% of our revenue, of which sales accounted for approximately 22%, 19%, 17% and 10%, of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. In January 2001, Northpoint filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. Future sales to Northpoint, if any, are not expected to be significant. In addition, our customers' buying patterns have become unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The loss of another significant customer could have a material adverse effect on our business.

     To date, most of our customers have been CLECs, including three of our top four largest customers listed above. In response to the financial difficulties experienced by many of our CLEC customers and the resulting reduction in the demand for our products, we have modified our business plan to increasingly target international markets and ILECs as potential customers. The future success of our business may substantially depend on our ability to successfully penetrate international markets and domestic ILEC customers.


Strategic Relationships

     Copper Mountain has established several strategic distribution partnerships and licensing agreements with leading telecom manufacturers to strengthen our channels and facilitate the deployment and acceptance of our products and technology.

     . 3Com Corporation. 3Com and Copper Mountain entered into a 3-year OEM agreement in March 2000, in which 3Com will co-brand and market our complete line of DSL equipment under its Total Control(R) brand. Additionally, this agreement calls for both companies to co-market their DSL products. 3Com has a strong value added reseller (VAR) channel.

     . Marconi Communications. Marconi and Copper Mountain entered into a 3-year OEM agreement in June 2000, in which Marconi will co-brand and market our complete line of DSL equipment. Additionally, this agreement calls for both companies to co-market their DSL products. Marconi has a strong worldwide sales channel, which will be helpful to Copper Mountain as we continue to expand our addressable markets to Europe, the Asia/Pacific, and other global markets.

     . Lucent Technologies. Under an original equipment manufacturer (OEM) agreement signed in December 1999, Lucent co-brands and markets our DSL equipment directly to its telecommunications service provider customers. We have agreed to manufacture, co-brand and sell our products to Lucent and to provide Lucent with training, installation and technical support for these products. Lucent also offers our DSL equipment in combination with some of its existing data networking, switching and access products to enable service providers to create broader voice and data network solutions for their business. In June 1999, Lucent completed the acquisition of Ascend Communications, Inc., a competitor of ours, which offers a competing DSL solution. Subsequently, in September 1999, Lucent announced a new DSL product based on technology acquired from Ascend. As a result, Lucent may seek to reduce the marketing and/or sales of our products in favor of their own competitive products. Due to the availability to Lucent of these alternative products Copper Mountain has been exposed to increased competition from Lucent. Because of this competition, we expect sales to Lucent, both in terms of dollars and as a percent of sales, will decline over time. Additionally, sales to customers through Lucent may be adversely impacted by a decline in sales financing programs offered by Lucent to these customers. Alternatively, other customers may elect to purchase products from Lucent and reduce their future purchases of Copper Mountain products.


Interoperability Partnerships

     Copper Mountain has established several CPE licensing relationships with certain vendors through our CopperCompatible interoperability program to promote the interoperability of our DSL concentrators with such equipment. Under this interoperability program, licensees are allowed access to our technology which can be used in the design of their CPE. These CPE licensing relationships have been established with ADC Kentrox, Netopia, 3Com, Cayman Systems, FlowPoint Corporation and Ramp Networks, among others.

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

     Copper Mountain has initiated its CopperWireless(TM) initiative in 2000 to ensure that wireless backhaul technology interoperates with multi-tenant unit DSL networking solutions. Under this initiative, Copper Mountain and its partners have undertaken end-to-end interoperability testing of network components for delivery of multiple services, including data (Internet access, Frame Relay over DSL, network- and premise-based corporate VPNs), voice (analog voice, PBX extension) and video. The testing incorporates Copper Mountain's OnPrem and CopperEdge DSL concentrator families and CopperRocket CPE, along with equipment from CopperWireless partners who manufacture DSL CPE; IADs; wireless equipment such as indoor units, outdoor units, and antennas; and central site equipment such as routers and voice gateways.

     Copper Mountain has also licensed intellectual property to a number of semiconductor technology suppliers under its CopperSilicon(TM) initiative. Our CopperSilicon partners, including BRECIS Communications, Centillium Communications, Conextant Systems, GlopeSpan, ishoni Networks, Metalink, and Virata Corporation, are developing new chipsets that will reduce the costs of VoDSL IADs by combining the functionality of previously separate components.


Copper Mountain Sales Organization

     Copper Mountain sells and markets its products primarily through our direct sales organization. Additionally, we have relationships with selected original equipment manufacturers and distributors to expand our distribution capabilities.

     Direct Sales (United States). Our U.S.-based direct sales responsibilities are divided into three North American geographic regions: West, Central and East. Our national sales effort is overseen by the Company's vice president of worldwide sales, and day-to-day sales management falls under regional directors and sales managers who are responsible for relationships with targeted customers. Direct sales teams are also divided by target customer--with specific teams dedicated solely to Competitive Local Exchange Carriers (CLECs), Incumbent Local Exchange Carries (ILECs) and Inter-Exchange Carriers (IXCs), and MTU service providers. The sales management team for each customer is responsible for maintaining contact with key individuals who have planning and policy responsibility within the customer's organization. At the same time, our sales engineers work with customers to support our products and our sales efforts. Direct sales accounted for approximately 78% of our revenue in 2000.

     Direct Sales (Internationally). Copper Mountain's global direct sales also fall under the responsibility of our vice president of worldwide sales, and his teams of in-country sales organizations. In March 2000, Copper Mountain expanded its sales efforts into Asia/Pacific markets and opened its first international office in Singapore. In October 2000, we expanded our international reach and opened a second international office in Amsterdam serving Europe, the Middle East, and Africa. Copper Mountain is targeting global markets that are undergoing deregulation, such as Canada, the European Union, selected markets in Asia including Korea, Japan, China, Singapore, and Hong Kong, and to a lesser extent the Middle East, South Africa, and South American markets such as Brazil, Argentina, and Chile.

     Original Equipment Manufacturer Sales. We have established key original equipment manufacturer relationships with leaders in the telecommunications equipment and customer premise equipment markets, including 3Com Corporation, Marconi Communications and Lucent Technologies. We intend to maintain a limited number of relationships with key strategic original equipment manufacturers that may offer products or have existing customer relationships that may complement ours. In line with our strategy to offer our telecommunications service provider customers and their subscribers a broad line of CPE, we have entered into several original equipment manufacturer relationships for our CopperRocket CPE product line and a number of interoperability partnerships with CPE providers. We receive sales revenues from our original equipment manufacturer partners, but do not currently receive royalty revenue from interoperability arrangements.

     Channel Sales. In 2000, Copper Mountain also established its CopperChannel(TM) program to accelerate expansion into new DSL markets worldwide. The program targets value-added resellers in North American, European, and Asian markets and enables selected channel partners to resell Copper Mountain's complete product line of CopperEdge(R) and OnPrem(TM) DSL concentrators, CopperRocket(R) customer premise equipment (CPE) and integrated access devices (IADs), as well as Copper Mountain's CopperView(TM) network management system and its customer-support services such as project management and installation. Sales through this program have not been significant.


Copper Mountain Marketing Organization

     Marketing is structured along product and distribution channel lines for each of the company's major product areas. For each major product area, we employ product marketing and marketing program management specialists. The corporate marketing staff coordinates activities among our Public Network and Multi-Tenant Unit business units and provides marketing support services, including marketing communications and marketing research. Our product marketing organizations perform the following functions:

     . define the functions and features of our product and service offerings;

     .    develop specific marketing strategies for each product line; and

     . work with our direct sales force to develop key account and segmented market strategies.


Customer Service and Support

     A high level of continuing service and support is critical to our objective of developing long-term customer relationships. The majority of our service and support activities are related to installation support and network configuration issues. These services are provided by telephone and directly at customer installations with resources from our customer support group based in San Diego, California. To date, our revenues from on-site installation and technical assistance have not been significant.

     We offer various training courses for our third-party resellers and telecommunications service provider customers. We provide technical support for our hardware products, which have a standard warranty of 12 months, both directly and through our selected service subcontractors. We also have a variety of post-warranty hardware, software maintenance and support programs. To date, revenues attributable to customer service and support services have not been significant.


Research and Development

     We believe that our future success depends on our ability to adapt to the rapidly changing telecommunications environment, to maintain our significant expertise in core technologies, and to continue meeting and anticipating our customers' needs. We continually review and evaluate technological changes affecting the telecommunications market and invest substantially in applications-based research and development. In the future our new product development strategy may combine internal development efforts with acquisitions, joint ventures and licensing or marketing arrangements relating to new products and technologies to meet market demands.


Competition

     The telecommunications equipment industry is highly competitive, and we believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. In addition, a number of our competitors have significantly greater financial and other resources than us to meet new competitive opportunities. We compete directly with other providers of DSL concentrators including, Cisco Systems, Inc., Lucent Technologies, Inc., Alcatel S.A., Nokia Corporation and Paradyne Corporation, among others. In addition, DSL as a technology for deploying broadband connections is competing with alternative technologies including ISDN, T1, coaxial cable and wireless solutions.

     The principal competitive factors in our market include:

     .    brand recognition;

     .    pre-existing relations with telecomm service providers;

     .    key product features;

     .    system reliability and performance;

     .    price and aggressive discounting;

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


Manufacturing

     Our manufacturing operations consist primarily of supporting prototype development, materials planning and procurement, final assembly, testing and quality control. We use several independent suppliers to provide certain printed circuit boards, chassis and subassemblies. We subcontract substantially all of our manufacturing to one company, Flextronics International Ltd. located in Fremont, California.

     Our manufacturing process enables us to configure our products to meet a wide variety of individual customer requirements. We have achieved International Standard Organization 9001 registration for quality assurance in design, sale, production, installation and service. We plan to strengthen manufacturing capability both in our existing facilities and through expansion of activities with independent suppliers and manufacturers. Our future growth will require an extension of existing internal and external manufacturing resources, hiring of additional technical personnel, improved coordination of supplier relationships with our inventory ordering and management practices, and expansion of information systems to accommodate planned growth across these areas.

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


Employees

     As of December 31, 2000 we employed 458 employees, including 97 in sales and marketing, 43 in manufacturing, 208 in engineering, 70 in finance, human resources, information systems and administration and 40 in customer service. Eight of our employees are located at our international offices. None of our employees is represented by collective bargaining agreements, and management considers relations with its employees to be good.


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

         The difficulties experienced by many of Copper Mountain's current customers and the challenges associated with penetrating new markets have had and are expected to continue to have an adverse effect on Copper Mountain's business.

     To date, Copper Mountain has sold the majority of its products to competitive local exchange carrier or CLEC customers. In recent months many CLECs have experienced difficulties continuing to finance their businesses. As a result, these CLECs have been forced to scale back their operations, and some, including our largest customer Northpoint Communications, Inc., have filed for bankruptcy protection. Our business, financial condition and results of operations have been materially and adversely affected by these difficulties in the CLEC industry. We expect that our business will continue to suffer as long as the CLEC industry is characterized by difficult financing conditions and may continue to suffer even when financing conditions improve, or unless and until we are able to diversify our customer base to derive a substantially greater percentage of our revenues from other types of telecommunication service providers, such as ILECs, who are not experiencing the same level of financial difficulties.

     The failure of our CLEC customers to raise sufficient capital to fund their operations and continue to order and pay for our products has impaired and may continue to impair Copper Mountain's revenues and profitability. In recent months, we have had increased difficulty collecting outstanding accounts receivable from some of our customers. To the extent we ship products to customers who become unable to pay for the products, we may be required to write-off significant amounts of our accounts receivable. Similarly, to the extent that our customers order products and then suspend or cancel the orders prior to shipping, we will not generate revenues from the products we build, our inventories may increase and our expenses will increase. Specifically, we may incur substantially higher inventory carrying costs, as well as be faced with the risk of the excess inventory that could become obsolete over time.

     The uncertainties in the CLEC industry in general and among our CLEC customers in particular, and the resulting impact on our business, has made it increasingly difficult for us to reliably forecast our revenues and profitability. We expect that we will continue to be faced with these challenges for as long as the CLEC industry experiences financial difficulties, or until we can successfully shift our business away from reliance on our CLEC customers.

     In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our marketing strategy on targeting international markets and ILECs as potential customers. The future success of our business may substantially depend on our ability to successfully penetrate international markets and domestic ILEC customers. These markets have traditionally been characterized by longer sales cycles and, in particular, ILECs have historically been slow to adopt new products. Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue these markets, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.


     Copper Mountain May Not Sustain or Achieve Quarterly or Annual
Profitability

     Copper Mountain anticipates a decline in its revenues in 2001 and also expects to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty sustaining or acheiving profitibility. We cannot be certain that we will realize sufficient revenues in the future to sustain or achieve profitability on an annual or quarterly basis.

     Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

     Copper Mountain sells its products predominantly to CLECs. Aggregate sales to our four largest customers accounted for approximately 68% of our net revenue for the year ended December 31, 2000. Sales to our most significant customers, NorthPoint Communications, Inc. ("Northpoint"), Lucent Technologies, Inc., McLeodUSA, Inc. and Rythms Netconnections accounted for approximately 22%, 19%, 17% and 10% of Copper Mountain's net revenue, respectively, for the year ended December 31, 2000. In January 2001, Northpoint filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. Future sales to Northpoint, if any, are not expected to be significant. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our larger CLEC customers and, in particular:

     .     the product requirements of these customers;

     .     the financial and operational success of these customers; and

     .     the success of these customers' services deployed using our products.

     Our revenue declined on a sequential basis from the third to the fourth quarter of the year ended December 31, 2000, and we expect a further substantial decline of our revenue from the fourth quarter of last year to the first quarter of this year. Furthermore, in light of the market dynamics of the telecommunication service provider industry, it has become extremely difficult for us to forecast our revenues. Future sales, if any, to the significant customers mentioned above may be less than historical sales. The loss of another major customer or the delay of significant orders from any significant customer, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

     Historically, our backlog at the beginning of each quarter has not been equal to expected revenue for that quarter. Accordingly, we are dependent upon obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of product could occur at the end of any given quarter. Failure to ship products by the end of a quarter may adversely affect our operating results. Furthermore, our customers may delay delivery schedules, cancel their orders without notice or be unable to pay for delivered product. Due to these and other factors, quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.


     Failure to Effectively Manage Operations in Light of Copper Mountain's Changing Revenue Base Will Adversely Affect Its Business

     In the past, Copper Mountain has rapidly and significantly expanded its operations and anticipates that in the future expansion in certain areas of its business may be required to address potential growth in its client base and market opportunities. In particular, we expect to face numerous challenges in the implementation of our new business strategy to focus more on the domestic ILEC market and international markets. In connection with this endeavor, we may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth or reduction in growth effectively, our business, financial condition and results of operations will be materially adversely affected. The volatility in our business has placed a significant strain on our managerial and operational resources. To maintain the level of our operations and personnel, we may be required to:

     . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

     .    install new management information and telecommunications systems; and

     . train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

     As of December 31, 2000 we operated our business from facilities in Palo Alto, California, Fremont, California and San Diego, California. We face challenges related to effectively and efficiently coordinating our operations between these facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.

     Copper Mountain Has a Limited Operating History

     Copper Mountain has a very limited operating history as we were incorporated in March 1996. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations and you should not expect future revenue to be comparable to our recent revenue on a quarterly or annual basis. In addition, we believe that comparing different periods of our operating results is not meaningful, and you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the telecommunications equipment industry. Some of the specific risks include whether we are able:

     . to compete in the intensely competitive market for telecommunications equipment;

     .    to attract new customers;

     .    to maintain a stable, sustainable customer base;

     .    to successfully penetrate international markets;

     . to expand our addressable market by selling into the incumbent or ILEC market;

     . to introduce new products and product enhancements in a timely and competitive fashion; and

     .    to expand our operational infrastructure.

We discuss these and other risks in more detail below.


     A Number of Factors Could Cause Copper Mountain's Operating Results to Fluctuate Significantly and Cause Its Stock Price to be Volatile

     Copper Mountain's quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

     . telecommunications and DSL market conditions and economic conditions generally;

     .     the financial viability of our major customers;

     .     our ability to penetrate the ILEC and international markets;

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

     . new product introductions or announcements and price reductions of products offered by our competitors;

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

     . increased competition, particularly from larger, better capitalized competitors; and

     . costs relating to possible acquisitions and integration of technologies or businesses.


     Copper Mountain Sells the Majority of Its Products to Telecommunications Service Providers That May Reduce or Discontinue Their Purchase of Copper Mountain's Products At Any Time

     The purchasers of Copper Mountain's products to date have predominantly been the emerging telecommunications service providers known as CLECs. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential CLEC customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our customers are unable to raise sufficient capital or forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our telecommunications service provider customers have recently experienced consolidation, reduced access to the capital markets and in some cases bankruptcy. The loss of one or more of our telecommunications service provider customers due to the aforementioned factors could reduce or eliminate our sales to such a customer and consequently could have a material adverse effect on our business, financial condition and results of operations.


      If DSL Technology and Copper Mountain's DSL Product Offerings Are Not Accepted by Telecommunications Service Providers, Copper Mountain May Not Be Able to Sustain or Grow Its Business

     Copper Mountain's future success is substantially dependent upon whether DSL technology gains widespread market acceptance by telecommunications service providers, of which there are a limited number, and end users of their services. We have invested substantial resources in the development of DSL technology, and all of our products are based on DSL technology. Telecommunications service providers are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by Copper Mountain. Even if telecommunications service providers adopt policies favoring full-scale implementation of DSL technology, they may defer purchases of our DSL solutions or they may not choose to purchase our DSL product offerings. In addition, we have limited ability to influence or control decisions made by telecommunications service providers. In the event that the telecommunications service providers to whom we market our products adopt technologies other than the DSL technologies offered by Copper Mountain or choose not to purchase Copper Mountain's DSL product offerings, we may not be able to sustain or grow our business. Furthermore, while we believe that the MTU market will significantly expand the deployment of DSL technology, if this does not occur, or if MTU service providers do not select our products, our business may be adversely affected.


      We Have Been Named as a Defendant in Recently Initiated Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management's Attention and Resources

     Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers, along with one related derivative action against the Company and its directors in Delaware, alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if these payments are not entirely covered by our insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.


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

     In June 1999, Lucent completed the acquisition of Ascend Communications, Inc., a competitor of ours, which offers a competing DSL solution. Subsequently, in September 1999, Lucent announced a new DSL product based on technology acquired from Ascend. As a result, Lucent may seek to reduce the marketing and/or sales of our products in favor of their own competitive products. Due to the availability to Lucent of these alternative products Copper Mountain has been exposed to increased competition from Lucent. Because of this competition, we expect sales to Lucent, both in terms of dollars and as a percent of sales, will decline over time. Additionally, sales to customers through Lucent may be adversely impacted by a decline in sales financing programs offered by Lucent to these customers. Alternatively, other customers may elect to purchase products from Lucent and reduce their future purchases of Copper Mountain products.


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


     Because Substantially All of Copper Mountain's Revenue is Derived From Sales of a Small Number of Products, Its Future Operating Results Will Be Dependent on Sales of These Products

     Copper Mountain currently derives substantially all of its revenues from its product family of DSL solutions and expects that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our largest customer Northpoint Communications, Inc. Factors that could, in the future, affect sales of our current or new or enhanced products include:

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


     Copper Mountain's Dependence on Sole and Single Source Suppliers Exposes It to Supply Interruption

     Although Copper Mountain generally uses standard parts and components for its products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations. We presently purchase three key components from vendors for which there are currently no substitutes: two semiconductor chips, and a system control module. We are evaluating alternate source vendors for each of these key components, but any alternate vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Alternatively, as a result of the long lead times associated with ordering certain materials or components, we may not be able to accurately forecast our need for materials and components and this could result in excess inventory and related write-offs, which could have a material adverse effect on our business.

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

     Copper Mountain's Customers May Demand Preferential Terms or Delay Copper Mountain's Sales Cycle, Which May Result in Operating Losses for Copper Mountain

     In certain cases, Copper Mountain's customers are larger than Copper Mountain and are able to exert a high degree of influence over Copper Mountain. These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes, often taking up to one year. Accordingly, we are continually submitting successive versions of our products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets and regulatory issues affecting telecommunication service providers. Delays in the product approval process could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, such approvals and the ensuing sales of such products may not continue to occur. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could result in operating losses and cause our results of operations to vary significantly from quarter to quarter.


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


     We Have Expanded and May Continue to Expand Our Operations into International Markets. Our Failure to Effectively Manage Our International Operations Could Harm Our Business.

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

     Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

     Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of December 31, 2000, we had 52.1 million shares of common stock outstanding. We have filed three registration statements on Form S-8 with the Securities and Exchange Commission covering the
16.4 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of December 31, 2000, approximately 2.3 million shares are currently subject to exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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


Item 2.  Properties

     We lease one facility in Palo Alto, California for research and development, administrative, sales and marketing purposes representing approximately 22,000 square feet of space. The lease for this facility expires in May 2007. We lease two facilities in San Diego, California, which are used for manufacturing, engineering, customer support and administration representing approximately 206,000 square feet of space. The leases for these facilities expire in August 2005 and in June 2006. We also lease one facility in Fremont, California for research and development and marketing purposes representing approximately 21,000 square feet of space. The lease for this facility expires in February 2005. In addition, the Company conducts certain international operations outside of the United States, located in the Netherlands and Singapore, in leased facilities. The Company also has other leased properties that have been sub-leased. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.  Legal Proceedings

     On October 20, 2000 plaintiff Ariel Hernandez, on behalf of herself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California against the Company and two of its officers alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Thereafter, approximately twenty-three similar complaints were filed in the same court and on November 9, 2000 a related derivative action was filed in the Court of Chancery of the State of Delaware. The complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

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

         Fiscal 1999                                        High        Low
                                                         ----------  ---------
          Second Quarter (Subsequent to May 13, 1999)    $  39.75    $ 25.25
          Third Quarter                                     67.50      34.63
          Fourth Quarter                                    54.75      35.28


         Fiscal 2000
          First Quarter                                  $ 115.00    $ 46.50
          Second Quarter                                    99.00      48.88
          Third Quarter                                    125.72      36.00
          Fourth Quarter                                    39.44       4.03

     To date, the Company has neither declared nor paid any dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of February 27, 2001, there were 1,234 holders of record of the Common Stock.

______________

Item 6.  Selected Financial Data

In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements, for the years ended December 31, 2000, 1999, 1998, and 1997 and for the period March 11, 1996 (inception) to December 31, 1996. When you read this selected historical financial data, it is important that you read the historical financial statements and related notes as well as the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. Amounts below are in thousands, except per share data.

                                                                                                    Period From
                                                                                                  March 11, 1996
                                                             Year Ended                         (inception) through
                                                              December 31,                         December 31,
                                            --------------------------------------------------- --------------------
                                                2000           1999         1998        1997            1996
                                            -----------     ----------  ----------- ----------- -------------------
Statement of Operations Data:
  Net revenue                               $   281,576     $  112,723  $   21,821  $      211       $      ---
  Cost of revenue                               165,128 (1)     53,002      12,400       1,717              ---
                                            -----------     ----------  ----------  ----------       ----------
    Gross margin                                116,448         59,721       9,421      (1,506)             ---
  Operating expenses:
     Research and development                    37,494         15,523       7,225       4,753            1,483
     Sales and marketing                         34,868         16,158       5,363       1,510              ---
     General and administration                  21,823          5,998       3,428       1,928              553
     Amortization of purchased intangibles       17,753            ---         ---         ---              ---
     Amortization of deferred stock
       compensation                               3,664          5,431       3,929       1,490              189

     Write-off of in-process research and
       development                                6,300            ---         ---         ---              ---
                                            -----------     ----------  ---------- -----------       ----------
               Total operating expenses         121,902         43,110      19,945       9,681            2,225
                                            -----------     ----------  ----------  ----------       ----------
  Income (loss) from operations                  (5,454)        16,611     (10,524)    (11,187)          (2,225)
  Interest and other income                       9,618          4,385         406         268               47
  Interest expense                                 (611)          (289)       (213)        (97)              (3)
                                            -----------     ----------  ----------  ----------       ----------
  Income (loss) before income taxes               3,553         20,707     (10,331)    (11,016)          (2,181)
  Provision  for income taxes                     1,860          8,490         ---         ---              ---
                                            -----------     ----------  ----------  ----------       ----------
  Net income (loss)                         $     1,693     $   12,217  $  (10,331) $  (11,016)      $   (2,181)
                                            ===========     ==========  ==========  ==========       ==========

  Basic net income (loss) per share (2)     $       .03     $      .39  $    (3.87) $    (7.81)      $    (5.84)
                                            ===========     ==========  ==========  ==========       ==========
  Diluted net income (loss) per share (2)   $       .03     $      .23  $    (3.87) $    (7.81)      $    (5.84)
                                            ===========     ==========  ==========  ==========       ==========
  Shares used in basic per share
    calculations (2)                             50,584         31,289       2,666       1,410              374
                                            ===========     ==========  ==========  ==========       ==========
  Shares used in diluted per share
    calculations (2)                             58,217         52,282       2,666       1,410              374
                                            ===========     ==========  ==========  ==========       ==========

                                                                    As of December 31,
                                               -----------------------------------------------------------
                                                   2000        1999         1998        1997       1996
                                               -----------  ----------  ----------  -----------  ---------
     Balance Sheet Data:
       Cash, cash equivalents and
         short-term marketable investments     $   162,616  $  117,169  $   18,529  $     9,517  $   3,406
       Working capital                             143,387     132,187      24,326        7,653        366
       Total assets                                304,885     165,775      36,209       12,332      4,056
       Long-term debt and capital lease
         obligation, less current portion            6,654       4,044       1,965          735        262
       Total stockholders' equity                  224,826     143,321      26,843        9,069        749

_________________

(1) Includes a charge of $35 million recorded in the fourth quarter of which $28.6 million relates to future inventory purchase commitments in excess of anticipated requirements of finished products and raw materials and $6.4 million relates to excess inventory on hand at December 31, 2000.

(2) See Note 1 of the Notes to Financial Statements for a description of the computation of basic and diluted net income (loss) per share and the number of shares used to compute basic and diluted net income (loss) per share.

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

     Our revenue is generated primarily from sales of our central office-based equipment: our CopperEdge 200 DSL concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. We also sell our CopperEdge 150 DSL concentrators, or CE 150, and the OnPrem(TM) 2400 Concentrator, or OP2400 to customers in the multiple tenant unit, or MTU, market.

     For the year ended December 31, 2000, sales to our four largest customers accounted for approximately 68% of our revenue, of which sales to NorthPoint Communications, Inc. ("Northpoint"), Lucent Technologies, Inc., McLeodUSA, Inc. and Rythms Netconnections accounted for approximately 22%, 19%, 17% and 10% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. In January 2001, Northpoint filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. Future sales to Northpoint, if any, are not expected to be significant. In addition, our customers buying patterns have become unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

     We market and sell our products directly to telecommunications service providers and through strategic original equipment manufacturers and distributors. We generally recognize revenue from product sales or sales type leases upon shipment if collection of the resulting receivable is probable and product returns are reasonably estimated and the sales-type lease criteria are met. No revenue is recognized on products shipped on a trial basis. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenue is recognized. To date, we have not generated significant revenues from international sources.

     We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods.

     To date, gross margin on sales of our CE200, CE150 and OP2400 systems and related wide area network and line cards, typically sold as combined systems, have been higher than gross margin on sales of DSL CPE. Furthermore, combined systems are not generally fully-populated (i.e., less than the total number of line cards which each system can support) when sold. When our customers add more subscribers than are supported in the initial configuration, we expect that these customers will purchase additional line cards from us to increase subscriber capacity. The sale of additional line cards generates higher gross margin than the initial sale of combined systems. Gross margin on our DSL CPE is expected to decline in the future and we expect to face pricing competition which may result in lower average selling prices for these products as other suppliers of Copper Mountain compatible CPE enter the market.

     We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue consists of payments to our current contract manufacturer, Flextronics International Ltd. We selected Flextronics as our manufacturing partner with the goal of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our network management software. We believe that continued investment in research and development is critical to attaining our strategic product objectives and, as a result, we expect these expenses to increase in absolute dollars in the future.

     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, management information systems, management information systems and administrative personnel, recruiting expenses, professional fees and other general corporate expenses.

     Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded total deferred stock compensation of $1.8 million, $2.4 million, $11.1 million, $234,000 and $1.4 million in 1996, 1997,
1998, 1999 and 2000, respectively, and amortized $189,000, $1.5 million, $3.9 million, $5.4 million and $3.7 million in 1996, 1997, 1998, 1999 and 2000, respectively, leaving approximately $2.3 million to be amortized in future periods.

         For the first quarter of 2001, we anticipate a substantial decline in revenues compared to both the first quarter of 2000 and the fourth quarter of 2000 and a substantial loss from continuing operations. This decline is primarily attributable to continued weakness in the competitive local exchange carrier (CLEC) market and an overall economic slowdown affecting capital spending. As a result of this decline in our current revenue, we are in the process of evaluating ways of reorganizing our business for greater efficiency. This evaluation may result in a business restructuring charge in the quarter ending March 31, 2001. Additionally, we expect to continue to review our internal processes throughout 2001 and that this may result in additional restructuring related charges.

Results of Operations

     The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                                     Years Ended
                                                                      December 31,
                                                          ----------------------------------
                                                             2000         1999       1998
                                                          ---------    ---------   ---------
     Net revenue                                              100.0%       100.0%      100.0%
     Cost of revenue                                           58.6         47.0        56.8
                                                          ---------    ---------   ---------
      Gross margin                                             41.4         53.0        43.2
     Operating expenses:
       Research and development                                13.3         13.8        33.1
       Sales and marketing                                     12.4         14.3        24.6
       General and administration                               7.8          5.4        15.7
       Amortization of purchased intangibles                    1.3          ---         ---
       Amortization of deferred stock compensation              4.8          4.8        18.0
       Write-off of in-process research and
         development                                            2.2          ---         ---
                                                          ---------    ---------   ---------
         Total operating expenses                              43.3         38.3        91.4
                                                          ---------    ---------   ---------
     Income (loss) from operations                             (1.9)        14.7       (48.2)
     Interest and other income                                  3.4          3.9         1.9
     Interest expense                                           (.2)         (.3)       (1.0)
                                                          ---------    ---------   ---------
     Income (loss) before income taxes                          1.3         18.3       (47.3)
     Provision for income taxes                                  .7          7.5         ---
                                                          ---------    ---------   ---------
     Net income (loss)                                           .6%        10.8%      (47.3)%
                                                          ---------    ---------   ---------

Years Ended December 31, 1999 and 2000

     Net Revenue. Our revenue increased from $112.7 million in 1999 to $281.6 million in 2000. This increase was primarily due to the increased commercial acceptance of DSL technology, the commercial market acceptance of our products, and investments made in our marketing and sales organization. Incremental sales made to our established customers accounted for approximately $53.0 million of the increase with the remaining $115.9 million of the increase being derived from new customer relationships. Sales to our four largest customers of fiscal 2000, NorthPoint, Lucent, McLeodUSA and Rhythms Netconnections, were $42.2 million, $25.4 million, zero and $32.0 million, respectively, for the year ended December 31, 1999 compared to $62.2 million, $53.5 million, $47.6 million and $27.3 million, respectively, for the year ended December 31, 2000. In January 2001, Northpoint filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. Future sales, if any, to Northpoint are not expected to be significant. In addition, our customers buying patterns have become unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales.

     Gross Margin. Our gross margin increased from $59.7 million in 1999 to $116.4 million in 2000. The increase in gross margin was primarily the result of an increase in net revenue for the period. Gross margin percentages also decreased on a year-over-year basis, from 53.0% for the year ended December 31, 1999 to 41.4% for the year ended December 31, 2000. During the fourth quarter of 2000, the Company recorded a charge of $35 million of which $28.6 million relates to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and $6.4 million relates to excess inventory on hand at December 31, 2000. Before the impact of these charges, gross margin as a percentage of sales for the year ended December 31, 2000 was consistent with the prior year.

     Research and Development. Our research and development expenses increased from $15.5 million in 1999 to $37.5 million in 2000. This increase was primarily due to an increase in personnel expenses related to an increase in our engineering staff, increased prototype material costs, increased facility related costs, and higher depreciation related to an increase in capital equipment. Research and development expenses as a percentage of net revenue decreased from 13.8% in 1999 to 13.3% in 2000. The decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in our net revenue during 2000. We intend to continue to invest in research and development programs in future periods for the purpose of enhancing current products, reducing the cost of current products and developing new products.

     Sales and Marketing. Our sales and marketing expenses increased from $16.2 million in 1999 to $34.9 million in 2000. This increase was primarily the result of an increase in personnel expenses for sales and marketing staff, increased expenses related to customer support, increased sales commissions associated with higher net revenue, and increased promotional and product marketing expenses. The decrease in sales and marketing expense as a percentage of net revenue was primarily the result of an increase in our net revenue in 2000.

     General and Administrative. Our general and administrative expenses increased from $6.0 million in 1999 to $21.8 million in 2000. General and administrative expenses as a percentage of net revenue increased from 5.4% for 1999 to 7.8% for 2000. This increase was primarily the result of increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased from zero for the year ended December 31, 1999 to $17.8 million for the year ended December 31, 2000. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $71.6 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development for projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The remaining purchased intangibles is being amortized over a three-year period from the date of the acquisition.

     Interest and Other Income. Interest and other income increased from $4.4 million in 1999 to $9.6 million in 2000. This increase reflects an increase in interest income generated from higher average cash balances and investments in marketable securities in 2000, which included the proceeds from our initial public offering completed in May of 1999 and cash generated from operating activities during 2000.

         Income Taxes. Our effective income tax rate for 2000 was 52% compared to 41% for 1999. The higher tax rate is primarily a result of nondeductible charges for purchased in-process technology and amortization of goodwill. Prior to the year ended December 31, 1999, we did not record a tax provision (benefit) due to our historical net losses. During the first quarter of 2000, the valuation allowance related to deferred tax assets was eliminated as the realization of such assets became probable. The reduction of the valuation allowance decreased the tax provision by approximately $7.8 million.

During the fourth quarter of 2000, the Company reestablished a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to deductions from employee stock option exercises. When recognized, the tax benefit of these deferred assets will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

Years Ended December 31, 1998 and 1999

     Net Revenue. Our revenue increased from $21.8 million in 1998 to $112.7 million in 1999. This increase was primarily due to the increased commercial acceptance of DSL technology, the commercial market acceptance of our products, and investments made in our marketing and sales organization.

Incremental sales made to our established customers accounted for approximately $56.4 million of the increase with the remaining $34.5 million of the increase being derived from new customer relationships. Sales to our three largest customers of fiscal 1999, NorthPoint, Rhythms and Lucent, increased from $13.2 million, $4.0 million and zero, respectively, for the year ended December 31, 1998 to $42.2 million, $32.0 million and $25.4 million, respectively, for the year ended December 31, 1999.

     Gross Margin. Our gross margin increased from $9.4 million in 1998 to $59.7 million in 1999. The increase in gross margin was primarily the result of an increase in net revenue for the period. Gross margin percentages also increased on a year-over-year basis, from 43.2% for the year ended December 31, 1998 to 53.0% for the year ended December 31, 1999. The increase in gross margin as a percentage of sales was primarily due to an increase in unit volumes, a favorable product mix, and decreased unit costs associated with improved overhead absorption.

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


Liquidity and Capital Resources

     From our inception through April 1999, we financed our operations primarily through the sale of preferred equity securities. In total, we raised approximately $44.5 million, net of fees and expenses, through the sale of preferred equity. In May 1999, we closed our initial public offering with proceeds, net of underwriting fees, of approximately $89.9 million. We have also utilized available lease financing for the purchase of capital equipment.

     At December 31, 2000, we had cash and cash equivalents of $65.8 million, short-term marketable investments of $96.8 million and long-term marketable investments of $6.2 million. Included in short-term marketable investments is an investment in commercial paper issued by Southern California Edison Company at a carrying value of approximately $3.4 million which matured in February 2001 and is currently in default. Management believes that the fair value of this investment has declined since the balance sheet date, however, the ultimate amount of the decline and the net realizable value of this investment is not currently practicably determinable.

     In August 2000, the Company entered into an $800,000 credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2000, the full amount of funds available under this credit facility had been utilized.

     In June 2000, the Company secured a $5.0 million credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2000, the full amount of funds available under this credit facility had been utilized.

     Cash provided by or (used in) operating activities for the years ended December 31, 2000, 1999 and 1998 was $57.2 million, $20.3 million and ($14.3)
million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2000 compared to the prior year was primarily the result of increases in depreciation and amortization, a write-off of in-process research and development and an increase in accounts payable and accrued liabilities in excess of the decrease in net income from $12.2 million in 1999 compared to net income of $1.7 million in 2000. The relative increase in cash provided by operating activities for the year ended December 31, 1999 compared to the prior year was primarily the result of the change in net income to $12.2 million in 1999 compared to a net loss of loss of $10.3 million in 1998. Additionally, the company's provision for income tax for 1999 does not include $9.4 million of tax benefits generated in 1999 as a result of sales of Copper Mountain stock by employees in disqualifying disposition transactions.

     Cash used in investing activities for the years ended December 31, 2000, 1999, and 1998 was $22.3 million, $92.6 million, and $12.1 million, respectively. The decrease in cash used for investing activities for the year ended December 31, 2000 compared to the prior period was the result of decreased net purchases of marketable investments, partially off set by an increase in the purchase of computers and other equipment. The relative increase in cash used for investing activities for the year ended December 31, 1999 compared to the prior period was the result of net purchases of marketable investments, and to a lesser extent, the purchase of computers and other equipment.

     Cash provided by financing activities for the years ended December 31, 2000, 1999, and 1998 was $5.5 million, $90.0 million and $24.5 million, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2000 compared to the prior year was primarily due to the receipt of the proceeds from our initial public offering in 1999. The relative increase in cash provided by financing activities for the year ended December 31, 1999 compared to the prior year was primarily due to the receipt of the proceeds from our initial public offering.

     We have no material commitments other than an obligation to purchase certain finished product and raw materials in excess of anticipated requirements, obligations under our credit facilities and operating and capital leases. See Notes 1, 6 and 7 of Notes to Financial Statements. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and marketing efforts. We expect to continue to expend amounts on property and equipment related to facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

     We believe that our cash and cash equivalents balances, short-term marketable investments and funds available under our existing credit facilities will be sufficient to satisfy our cash requirements for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Summarized Quarterly Data (Unaudited)

     The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2000. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (in thousands, except per share data):

                                             1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                             -----------      -----------      -----------      ----------
2000
Net revenues                                 $   60,824       $   80,185       $   93,522       $   47,045
Gross margin                                     32,722           44,106           49,439           (9,820) (1)
Income (loss) from operations                     8,440           16,009           18,612          (48,515)
Net income (loss)                                13,673           10,331           12,075          (34,386)
Basic net income (loss) per share (2)              0.28             0.20             0.24            (0.66)
Diluted net income (loss) per share (2)            0.24             0.18             0.21            (0.66)


1999
Net revenues                                 $   13,217       $   22,890       $   32,016       $   44,601
Gross margin                                      6,833           12,075           16,999           23,815
Income (loss) from operations                    (1,135)           2,545            6,189            9,011
Net income (loss)                                (1,036)           2,343            4,646            6,264
Basic net income (loss) per share (2)             (0.24)            0.09             0.10             0.13
Diluted net income (loss) per share (2)           (0.24)            0.05             0.08             0.11

_______________

(1) Includes a charge of $35 million recorded in the fourth quarter of which $28.6 million relates to future inventory purchase commitments in excess of anticipated requirements of finished products and raw materials and $6.4 million relates to excess inventory on hand at December 31, 2000.

(2) Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. Net income (loss) per share data for all periods presented has been adjusted to reflect the two-for-one stock dividend that was effective December 10, 1999. See Note 1 of Notes to the Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to changes in interest rates primarily from our long-term debt arrangements and our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2000.

     At December 31, 2000, the Company held an investment in commercial paper issued by Southern California Edison Company. The investment is included in short-term marketable investments at a carrying value of approximately $3.4 million which matured in February 2001 and is currently in default. Management believes that the fair value of this investment has declined since the balance sheet date, however, the ultimate amount of the decline and the net realizable value of this investment is not currently practicably determinable.

Item 8.  Financial Statements

      The Company's financial statements at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and the Report of Ernst & Young LLP, Independent Auditors, are included in this Report on pages F-1 through F-24.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item will be set forth under the captions "Election of Directors" and "Executive Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                  Page
                                                                                 Number
                                                                                 ------
          (a)  Documents filed as part of the report:
               (1)       Report of Ernst & Young LLP,  Independent Auditors        F-1
                         Balance Sheets at December 31, 2000 and 1999              F-2
                         Statements of Operations for 2000, 1999 and 1998          F-3
                         Statements of Stockholders' Equity for 2000, 1999 and
                         1998                                                      F-4
                         Statements of Cash Flows for 2000, 1999 and 1998          F-6
                         Notes to Financial Statements                             F-7
                         Schedule II Valuation and Qualifying Accounts            II-1

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (2)   Exhibits

Exhibit
Number                              Description of Document
------                              -----------------------
  2.1 Agreement and Plan of Merger and Reorganization among the Company, Copper Mountain Acquisition Corp. and OnPREM Networks Corporation dated January 25, 2000.(4)

  3.1        Bylaws of the Company.(1)

  3.2        Amended and Restated Certificate of Incorporation of the
             Company.(1) (6)

  4.1        Reference is made to Exhibits 3.1 and 3.2.

  4.2        Specimen Stock Certificate.(1)

 10.1        Amended and Restated 1996 Equity Incentive Plan (the
             1996 Plan").(6)

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

 10.11 Office Sublease between the Company and Stuart Leeb and Associates, dated May 1, 1998.(1)

 10.12 Office Lease between the Company and Palomar Enterprises, Inc., dated July 20, 1998.(1)

 10.13 Warrant Agreement between the Company and MMC/GATX Partnership No. 1, dated October 4, 1996.(1)

 10.14 Warrant Agreement between the Company and Silicon Valley Bank, dated October 4, 1996.(1)

 10.15 Warrant Agreement between the Company and Intel Corporation, dated January 14, 1997.(1)

Exhibit
Number                              Description of Document
------                              -----------------------

+10.16 General Agreement for the Procurement of Products and Services and the Licensing of Software between the Company and Lucent Technologies Inc., dated November 17, 1998.(1)

+10.17 OEM Purchase and Development Agreement between the Company an 3COM Corporation, dated November 24, 1998.(1)

+10.18 Development, Manufacturing and Supply Agreement between the Company and Netopia, Inc., dated May 19, 1998.(1)

10.19        1999 Non-Employee Directors' Stock Option Plan.(1)

10.20 Form of Nonqualified Stock Option for use with 1999 Non-Employee Directors' Stock Option Plan.(1)

10.21        Form of Indemnification Agreement(1)

+10.22 Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated April 8, 1999.(1)

+10.23 Standard Full Service Gross Office Lease among the Company, Pacific Sorrento Mesa Holdings, L.P., and Pacific Stonecrest Holdings, L.P., dated March 31, 1999.(1)

+10.24 Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated July 21, 1999.(2)

+10.25 Equipment Purchase Agreement between the Company and Rhythms NetConnections, Inc. dated December 10, 1999.(3)

10.26 Software License Agreement between the Company and Rhythms NetConnections, Inc. dated December 10, 1999.(3)

+10.27 Customer Technical Support Services Agreement between the Company and Rhythms NetConnections, Inc. dated December 10, 1999.(3)

10.28 Employment Agreement between the Company and Joseph D. Markee, dated March 12, 1999.(1)

10.29        OnPREM Networks Corporation 1998 Stock Option Plan(3).

10.30 Form of Stock Option Agreement pursuant to the OnPREM Networks Corporation 1998 Stock Option Plan.(3)

10.31 Employment Agreement between the Company and Wilson O. Cochran, II, dated February 29, 2000.(5)

10.32        Non-Competition Agreement between the Company and Wilson O.
             Cochran, II, dated February 29, 2000.(5)

10.33        2000 Nonstatutory Stock Option Plan.(7)

10.34 Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(7)

23.1         Consent of Ernst & Young LLP, Independent Auditors.*

24.1         Power of Attorney. Reference is made to page 47.

--------------------------------------------------------------------------------

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

     (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     (4) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2000.

     (5) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Commission on March 20, 2000 (File No. 333-32846), as amended by Amendment No. 1 filed with the Commission on

          April 27, 2000 and Amendment No. 2 filed with the Commission on April 28, 2000, and amended post-effectively on June 8, 2000 to convert to a Registration Statement on Form S-3.

     (6) Filed as an exhibit to the Registrant's Notice of Annual Meeting and Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission on April 10, 2000.

     (7) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the Commission on June 7, 2000 (File No. 333-38798).

     *    Filed Herewith

     + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 5, 2001


                                               Copper Mountain Networks, Inc.

                                               By: /s/ RICHARD S. GILBERT
                                                   ----------------------
                                                   Richard S.  Gilbert
                                                   President, Chief Executive
                                                   Officer and Chairman of the
                                                   Board

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Gilbert and/or John A. Creelman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

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

              Signature                                       Title                         Date
              ---------                                       -----                         ----
/s/ RICHARD S.  GILBERT                             President, Chief Executive          March 5, 2001
--------------------------------------------
Richard S.  Gilbert                                 Officer and Chairman of the
                                                    Board (Principal Executive
                                                    Officer)

/s/ JOHN A.  CREELMAN                               Vice President of Finance,          March 5, 2001
--------------------------------------------
                                                    Chief Financial Officer and
John A.  Creelman                                   Secretary (Principal Financial
                                                    Officer and Principal
                                                    Accounting Officer)


/s/ JOSEPH D. MARKEE                                Chief Technical Officer and         March 5, 2001
--------------------------------------------
Joseph D. Markee                                    Director

/s/  ROBERT L.  BAILEY                              Director                            March 5, 2001
--------------------------------------------
Robert L.  Bailey

/s/ TENCH COXE                                      Director                            March 5, 2001
--------------------------------------------
Tench Coxe

/s/ ROGER EVANS                                     Director                            March 5, 2001
--------------------------------------------
Roger Evans

/s/ RICHARD H.  KIMBALL                             Director                            March 5, 2001
--------------------------------------------
Richard H.  Kimball

/s/ RAYMOND V.  THOMAS                              Director                            March 5, 2001
--------------------------------------------
Raymond V.  Thomas

/s/ ANDREW W.  VERHALEN                             Director                            March 5, 2001
--------------------------------------------
Andrew W.  Verhalen

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Copper Mountain Networks, Inc.

We have audited the accompanying balance sheets of Copper Mountain Networks, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Mountain Networks, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           ERNST & YOUNG LLP

San Diego, California
January 30, 2001

                        COPPER MOUNTAIN NETWORKS, INC.

                                BALANCE SHEETS
                     (in thousands, except per share data)

                                                                             December 31,
                                                                       2000                1999
                                                                  -------------       -------------
ASSETS
------
Current assets:
 Cash and cash equivalents                                        $      65,838       $      25,405
 Short-term marketable investments                                       96,778              91,764
 Accounts receivable, net                                                19,496              18,992
 Inventory                                                               26,405              12,801
 Other current assets                                                     7,961               1,530
                                                                  -------------       -------------
Total current assets                                                    216,478             150,492
Marketable investments                                                    6,161               5,139
Property and equipment, net                                              24,961               8,825
Other assets                                                             11,126               1,319
Purchased intangibles                                                    46,159                 ---
                                                                  -------------       -------------
Total assets                                                      $     304,885       $     165,775
                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                 $      23,963       $       7,887
 Accrued liabilities                                                     45,951               8,800
 Current portion of obligations under capital leases
   and equipment notes payable                                            3,177               1,618
                                                                  -------------       -------------
Total current liabilities                                                73,091              18,305
Obligations under capital leases and equipment
  notes payable, less current portion                                     6,654               4,044
Other accrued                                                               314                 105
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares authorized,
   none issued and outstanding                                             ----                ----
  Common stock, $.001 par value, 100,000 shares
   authorized, 52,053 and 47,662 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively                                                              52                  48
  Additional paid in capital                                            236,675             159,149
  Deferred compensation                                                  (2,283)             (4,565)
  Accumulated deficit                                                    (9,618)            (11,311)
                                                                  --------------      -------------
Total stockholders' equity                                              224,826             143,321
                                                                  -------------       -------------
Total liabilities and stockholders' equity                        $     304,885       $     165,775
                                                                  =============       =============

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                            Year Ended
                                                                            December 31,
                                                         ----------------------------------------------------
                                                               2000              1999               1998
                                                         ---------------   ---------------    ---------------
   Net revenue                                            $     281,576     $     112,723      $      21,821
   Cost of revenue                                              165,128            53,002             12,400
                                                          -------------     -------------      -------------
     Gross margin                                               116,448            59,721              9,421
   Operating expenses:
     Research and development                                    37,494            15,523              7,225
     Sales and marketing                                         34,868            16,158              5,363
     General and administrative                                  21,823             5,998              3,428
     Amortization of purchased intangibles                       17,753              ----               ----
     Amortization of deferred stock compensation                  3,664             5,431              3,929
     Write-off of in-process research and development             6,300              ----               ----
                                                          -------------     -------------      -------------
         Total operating expenses                               121,902            43,110             19,945
                                                          -------------     -------------      -------------

   Income (loss) from operations                                 (5,454)           16,611            (10,524)

   Other income (expense):
        Interest and other income                                 9,618             4,385                406
        Interest expense                                           (611)             (289)              (213)
                                                          -------------     -------------      --------------
   Income (loss) before income taxes                              3,553            20,707            (10,331)
   Provision for income taxes                                     1,860             8,490               ----
                                                          -------------     -------------      -------------
   Net income (loss)                                      $       1,693     $      12,217      $     (10,331)
                                                          =============     =============      =============


   Basic net income (loss) per share                      $        0.03     $        0.39      $       (3.87)
                                                          =============     =============      =============

   Diluted net income (loss) per share                    $        0.03     $        0.23      $       (3.87)
                                                          =============     =============      =============


   Basic common equivalent shares                                50,584            31,289              2,666
                                                          =============     =============      =============

   Diluted common equivalent shares                              58,217            52,282              2,666
                                                          =============     =============      =============

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                         Preferred Stock              Common Stock
                                                         ---------------              ------------
                                                                                                             Notes
                                                                                                           Receivable
                                                     Number of                   Number of                    From
                                                      Shares        Amount        Shares       Amount      Stockholders
                                                   -----------   -------------  -----------  -----------   ------------
Balance at December 31, 1997                             6,997    $     20,425        4,461   $        4    $       (69)
Exercise of options to purchase common stock              ----            ----        1,030            1           ----
Stock grants for consulting services                      ----            ----           19         ----           ----
Deferred compensation related to the grant of
   stock options                                          ----            ----         ----         ----           ----
Amortization related to deferred stock
   Compensation                                           ----            ----         ----         ----           ----
Stock forfeited by employee                               ----            ----         (476)        ----             16
Repayment of note receivable from stockholder             ----            ----         ----         ----             12
Issuance of Series C convertible preferred
   stock warrants in connection with a
   financing agreement                                    ----            ----         ----         ----           ----
Issuance of Series D convertible preferred
   stock at $7.75 per share for cash, net                3,226          24,077         ----         ----           ----
Net loss                                                  ----            ----         ----         ----           ----
                                                    ----------    ------------   ----------   -----------   -----------
Balance at December 31, 1998                            10,223          44,502        5,034            5            (41)
Conversion of preferred to common stock                (10,223)        (44,502)      30,670           31           ----
Issuance of common stock, net                             ----            ----        9,200            9           ----
Stock grants for consulting services                      ----            ----            1         ----           ----
Repayment of notes receivable from
   Stockholders                                           ----            ----         ----         ----             41
Deferred compensation related to the grant of
   stock options                                          ----            ----         ----         ----           ----
Amortization related to deferred stock
   compensation                                           ----            ----         ----         ----           ----
Net exercise of warrant to purchase common
   Stock                                                  ----            ----          235         ----           ----
Tax benefit from the exercise of stock options            ----            ----         ----         ----           ----
Exercise of options to purchase common stock              ----            ----        2,522            3           ----
Net income                                                ----            ----         ----         ----           ----
                                                    ----------    ------------   ----------   ----------    -----------

Balance at December 31, 1999                              ----   $        ----       47,662   $       48    $      ----
                                                    ==========   =============   ==========   ==========    ===========

                                                      Additional                                        Total
                                                       Paid in         Deferred       Accumulated    Stockholders'
                                                       Capital       Compensation       Deficit         Equity
                                                    --------------   ------------   --------------   -------------
Balance at December 31, 1997                         $       4,469    $    (2,563)   $     (13,197)   $    9,069
Exercise of options to purchase common stock                    60           ----             ----            61
Stock grants for consulting services                             5           ----             ----             5
Deferred compensation related to the grant of
   stock options                                            11,128        (11,128)            ----          ----
Amortization related to deferred stock
   Compensation                                               ----          3,929             ----         3,929
Stock forfeited by employee                                    (16)          ----             ----          ----
Repayment of note receivable from stockholder                 ----           ----             ----            12
Issuance of Series C convertible preferred
   stock warrants in connection with a
   financing agreement                                          21           ----             ----            21
Issuance of Series D convertible preferred
   stock at $7.75 per share for cash, net                     ----           ----             ----        24,077
Net loss                                                      ----           ----          (10,331)      (10,331)
                                                     -------------   ------------    --------------   ------------
Balance at December 31, 1998                                15,667         (9,762)         (23,528)       26,843
Conversion of preferred to common stock                     44,471           ----             ----          ----
Issuance of common stock, net                               88,664           ----             ----        88,673
Stock grants for consulting services                             7           ----             ----             7
Repayment of notes receivable from
   Stockholders                                               ----           ----             ----            41
Deferred compensation related to the grant of
   stock options                                               234           (234)            ----          ----
Amortization related to deferred stock
   compensation                                               ----          5,431             ----         5,431
Net exercise of warrant to purchase common
   Stock                                                      ----           ----             ----          ----
Tax benefit from the exercise of stock options               9,389           ----             ----         9,389
Exercise of options to purchase common stock                   717           ----             ----           720
Net income                                                    ----           ----           12,217        12,217
                                                     -------------   ------------    -------------    ----------

Balance at December 31, 1999                         $     159,149   $     (4,565)   $     (11,311)   $  143,321
                                                     =============   ============    =============    ==========

                        COPPER MOUNTAIN NETWORKS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (CON'T)
                     (in thousands, except per share data)


                                                Preferred   Stock             Common  Stock
                                            ---------------------------   -----------------------      Notes
                                                                                                     Receivable     Additional
                                              Number of                    Number of                    from         Paid in
                                               Shares         Amount        Shares       Amount     Stockholders      Capital
                                            -----------    ------------   ----------   ----------   ------------   -------------
Common stock issued for acquisition of
   OnPREM                                          ----    $       ----        1,142   $         1   $      ----   $      70,158
Deferred compensation related to the
acquisition
    of OnPREM                                      ----            ----         ----          ----          ----            ----
Amortization related to deferred stock
    compensation                                   ----            ----         ----          ----          ----            ----
Common stock issued under Employee
  Stock Purchase Plan                              ----            ----          143          ----          ----           1,429
Exercise of options to purchase common
stock                                              ----            ----        3,106             3          ----           5,939
Net income                                         ----            ----         ----          ----          ----            ----
                                             ----------    ------------   ----------   -----------   -----------   -------------

Balance at December 31, 2000                       ----    $       ----       52,053   $        52   $      ----   $     236,675
                                             ==========    ============   ==========   ===========   ===========   =============


                                                                                  Total
                                                Deferred       Accumulated    Stockholders'
                                              Compensation        Deficit       Equity
                                              ------------   --------------   -----------
Common stock issued for acquisition of
   OnPREM                                    $        ----   $         ----   $      70,159
Deferred compensation related to the
acquisition
    of OnPREM                                       (1,382)            ----          (1,382)
Amortization related to deferred stock
    compensation                                     3,664             ----           3,664
Common stock issued under Employee
  Stock Purchase Plan                                 ----             ----           1,429
Exercise of options to purchase common
stock                                                 ----             ----           5,942
Net income                                            ----            1,693           1,693
                                             -------------    -------------    ------------

Balance at December 31, 2000                 $      (2,283)   $      (9,618)   $    224,826
                                             =============    =============    ============


                 See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                      Year Ended
                                                                                     December 31,
                                                              --------------------------------------------------------
                                                                   2000                   1999               1998
                                                              ---------------       --------------      --------------
Cash flows from operating activities:
  Net income (loss)                                           $         1,693       $      12,217       $      (10,331)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
       Depreciation and amortization                                   25,158               3,089                1,231
       Non-cash compensation                                            3,664               5,438                3,934
       Write-off of in-process research and development                 6,300                ----                 ----
       Loss on disposal of equipment                                     ----                 193                 ----
       Tax benefit from the sale of stock options                        ----               9,389                 ----
       Changes in operating assets and liabilities:
          Accounts receivable                                            (504)            (10,966)              (7,843)
          Inventory                                                   (13,604)             (8,133)              (4,285)
          Other current assets and other assets                       (14,710)             (1,095)              (1,469)
          Accounts payable and accrued liabilities                     49,244              10,174                4,435
                                                              ---------------       -------------       --------------

Net cash provided by (used in) operating activities                    57,241              20,306              (14,328)
                                                              ---------------       -------------       --------------

Cash flows from investing activities:
  Purchases of marketable investments                                 (97,800)           (113,416)             (11,140)
  Maturities of  marketable investments                                91,764              27,411                  242
  Purchases of property and equipment                                 (17,143)             (6,572)              (1,171)
  Cash received in the purchase of OnPREM                                 844                ----                 ----
                                                              ---------------       -------------       --------------

Net cash used in investing activities                                 (22,335)            (92,577)             (12,069)
                                                              ---------------       --------------      --------------

Cash flows from financing activities:
  Proceeds from issuance of equipment notes payable                      ----               2,464                  921
  Payments on capital lease obligations                                (1,170)               (429)                (293)
  Payments on equipment notes payable                                    (674)             (1,424)                (267)
  Proceeds from issuance of preferred stock                              ----                ----               24,077
  Repayment of shareholders notes receivable                             ----                  41                 ----
  Proceeds from issuance of common stock                                7,371              89,393                   73
                                                              ---------------       -------------       --------------

Net cash provided by financing activities                               5,527              90,045               24,511
                                                              ---------------       -------------       --------------

Net increase (decrease) in cash and cash equivalents                   40,433              17,774               (1,886)

Cash and cash equivalents at beginning of year                         25,405               7,631                9,517
                                                              ---------------       -------------       --------------

Cash and cash equivalents at end of year                      $        65,838       $      25,405       $        7,631
                                                              ===============       =============       ==============

Supplemental information:
  Interest paid                                               $           611       $         289       $          150
                                                              ===============       =============       ==============
  Common stock issued for acquisition of OnPREM               $        70,159       $        ----       $         ----
                                                              ===============       =============       ==============
  Equipment acquired under capital lease obligations and
     notes                                                    $         6,013       $       2,303       $        1,307
                                                              ===============       =============       ==============
  Stock forfeited for notes receivable                        $          ----       $        ----       $          (16)
                                                              ===============       =============       ==============
  Issuance of convertible preferred stock warrants            $          ----       $        ----       $           21
                                                              ===============       =============       ==============
  Issuance of stock for consulting services                   $          ----       $           7       $            5
                                                              ===============       =============       ==============

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

Basis of Presentation

     The accompanying financial statements include the accounts of the Company and its branch offices in Singapore and in the Netherlands. Activities performed by the branches are a direct and integral extension of the Company's primary business and are accounted for within the Company's corporate records without consolidation. Accordingly, no foreign currency translation is reflected in the accompanying financial statements as management considers the functional currency of each branch to be that of the United States dollar.

Management Estimates and Assumptions

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, excess inventory and adverse purchase commitments; the ultimate realizability of investments and intangible assets and the ultimate outcome of litigation. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

     The carrying value of cash, cash equivalents, marketable investments, accounts receivable, accounts payable, accrued liabilities, obligations under capital leases and notes payable approximates fair value, unless the fair value is not practicably determinable.

Investments

     At December 31, 2000, the Company held investments in investment grade debt securities with various maturities through January 2002. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's total investments in these securities as of December 31, 2000 totaled $157.0 million. The Company has included $54.0 million of these securities in cash and cash equivalents, as of December 31, 2000, as they have original maturities of less than 90 days. The remaining debt securities totaling $96.8 million and $6.2 million as of December 31, 2000 have been classified as short-term and long-term marketable investments, respectively. The Company has designated all of its investments as held to maturity.

     At December 31, 2000, the Company held an investment in commercial paper issued by Southern California Edison Company. The investment is included in short-term marketable investments at a carrying value of approximately $3.4 million which matured in February 2001 and is currently in default. Management believes that the fair value of this investment has declined since the balance sheet date, however, the ultimate amount of the decline and the net realizable value of this investment is not practicably determinable.


Concentration of Credit Risk

     A relatively small number of customers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company's revenues for the year ended December 31, 2000 include sales to four significant customers totaling $62.2 million, $53.5 million, $47.6 million and $27.3 million. The Company's revenues for the year ended December 31, 1999 include sales to three significant customers totaling $42.2 million, $32.0 million and $25.4 million. The Company's revenues for the year ended December 31, 1998 include sales to two significant customers totaling $13.2 million and $4.0 million.

     The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from two customers individually representing 35% and 15% of total accounts receivable at December 31, 2000.

     In January 2001, Northpoint Communications, Inc. ("Northpoint"), a significant customer of the Company, filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. Net revenue for the year ended December 31, 2000 does not reflect shipments of approximately $9.2 million to Northpoint. The net impact on the Company's results from operations for the year ended December 31, 2000 was $4.9 million as a result of the insolvency of Northpoint.

     The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not realized any significant losses on its cash equivalents or marketable investments.


Inventory

     Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the fourth quarter of 2000, the Company recorded a charge of $35 million of which $28.6 million relates to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and $6.4 million relates to excess inventory on hand at December 31, 2000. Reductions in the value of the inventory are generally due to the discontinuance of certain products, which is a result of the development and introduction of new products. In the aggregate, the Company recorded charges to reduce the carrying costs of inventory totaling $13.3 million, $750,000 and $504,000 for the years ended December 31, 2000, 1999 and 1998, respectively. All such reductions to inventory value and losses on purchase commitments for the years ended December 31, 2000, 1999 and 1998 are included in cost of revenues.


Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or lease terms, if shorter, for leasehold improvements. For the years ended December 31, 2000, 1999 and 1998, depreciation expense, including amortization of property and equipment acquired under capital lease obligations, was $7.4 million, $3.0 million and $1.2 million, respectively.


Revenue Recognition

     The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and;
(iv) collectibility is reasonably assured. Sales returns are estimated based on historical experience and management's expectations and are recorded at the time product revenue is recognized. In addition, the Company leases equipment to customers under non-cancelable sales-type leases with terms of generally three to four years.

     Annual service and support arrangements can be purchased by customers for products no longer under warranty and are generally billed quarterly. Revenue from service and support arrangements is recognized ratably as services are performed.

     The Company may extend limited stock rotation, product return and price protection rights to certain distributors and resellers. The Company may not be able to estimate product returns if the relationship with the distributor is new or if there is limited historical basis to determine product returns. Deferred revenue, which is included in accrued liabilities, represents the margin on shipments of products to distributors or resellers that will be recognized when the Company can reasonably estimate product returns, at which time the Company records the revenue and cost of revenue.


Research and Development Costs

     Costs incurred in connection with research and development are charged to operations as incurred. Costs of equipment for research and development that have alternative future uses are capitalized when purchased and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.


Advertising Costs

     The cost of advertising is expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, the Company incurred advertising expense of $4.5 million, $1.2 million and $320,000, respectively.


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


Stock Based Compensation

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method had been applied in measuring compensation expense (See Note 8).

     Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.


Comprehensive Income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998 did not differ from reported net income (loss).


Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding and common stock equivalents during the period.


     A reconciliation of shares used in the calculation of basic and diluted net loss per share attributable to common shareholders is as follows (in thousands):

                                                                           December 31,
                                                                ------------------------------
                                                                  2000       1999       1998
                                                                -------     -------    -------
     Weighted average common shares outstanding                  50,584      31,289      2,666
     Dilutive effect of preferred shares                           ----      11,091       ----
     Dilutive effect of stock options                             7,140       8,585       ----
     Dilutive effect of restricted shares                            29         708       ----
     Dilutive effect of warrants                                    464         609       ----
                                                                 ------     -------      -----
     Shares used in computing diluted net income (loss) per
        common share                                             58,217      52,282      2,666
                                                                 ======     =======      =====

     Dilutive securities include options, warrants, preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities totaling 1.7 million and 40.9 million for the years ended December 31, 2000 and 1998, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.


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

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation requires that stock options that have been modified to effectively reduce the exercise price generally be accounted for as variable. The Company adopted the Interpretation prospectively as of July 1, 2000. The adoption of the Interpretation has not had a significant impact on the Company's financial statements.


Reclassifications

     Certain prior period amounts and balances have been reclassified to conform with the current period presentation.


2.   Acquisition

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

     The purchase price of the OnPREM acquisition, excluding acquisition costs, was $70.1 million. The acquisition was accounted for as a purchase. On the date of acquisition the purchase price was allocated as follows (in thousands):

          Purchased intangibles                    $     65,360
          In-process research and development             6,300
          Current assets                                  1,000
          Non-current assets                                372
          Current liabilities                              (488)
          Accrued acquisition costs                      (3,700)
          Deferred compensation                           1,286
                                                   ------------
                                                   $     70,130
                                                   ============

     In connection with the acquisition of OnPREM, the Company wrote-off the purchased in-process research and development of $6.3 million, which was charged to operations upon completion of the acquisition. The purchased intangibles are being amortized over their estimated useful life of three years.

     Subsequent to the acquisition, OnPREM was merged with the Company. OnPREM's results from operations have been included in the Company's results from operations since February 29, 2000. If the OnPREM acquisition would have occurred on January 1, 1999, pro forma financial information would have been as follows (in thousands, except per share data):


                                                 December 31,
                                       -------------------------------
                                            2000              1999
                                       --------------      -----------
                                                   (Unaudited)
Net revenue                            $   281,576         $ 112,723
Net loss                                    (3,042)          (18,270)
Basic and diluted net loss per share         (0.06)            (0.56)


3.   Completion of Initial Public Offering

     On May 13, 1999, the Company completed its initial public offering for the sale of 9.2 million shares on a split-adjusted basis of common stock at a price to the public of $10.50 per share, which resulted in net proceeds to the Company of $89.8 million after payment of the underwriters' commissions but before offering expenses. Simultaneously with the closing of the initial public offering, all of the Company's convertible preferred stock was automatically converted into an aggregate of 30.7 million shares of common stock.

4.    Composition of Certain Balance Sheet Captions


                                                                   December 31,
                                                         ------------------------------
                                                              2000            1999
                                                         -------------     ------------
                                                                  (in thousands)
     Accounts receivable:
       Trade receivables                                   $    23,426      $    19,132
       Allowance for doubtful accounts                          (3,930)            (140)
                                                           ------------     ------------
                                                           $    19,496      $    18,992
                                                           ===========      ===========

     Inventory:
       Raw materials                                       $    22,635      $     6,003
       Work in process                                           1,529            3,148
       Finished goods                                           14,569            4,478
       Allowance for excess and obsolescence                   (12,328)            (828)
                                                           ------------     ------------
                                                           $    26,405      $    12,801
                                                           ===========      ===========

     Property and equipment:
       Laboratory equipment and software                   $    18,438      $     8,029
       Computer equipment and software                           6,885            3,294
       Office furniture and fixtures                             4,273            1,313
       Leasehold improvements                                    3,366              356
       Construction in progress                                  4,120              561
                                                         -------------      -----------
                                                                37,082           13,553
       Less accumulated depreciation and amortization          (12,121)          (4,728)
                                                           -----------      -----------
                                                           $    24,961      $     8,825
                                                           ===========      ===========

     Accrued liabilities:
       Adverse purchase commitment                         $    28,600      $      ----
       Accrued compensation                                      4,126            2,293
       Accrued warranty                                          3,714            1,930
       Accrued vacation                                          2,203            1,385
       Deferred revenue                                          2,554              275
       Other                                                     4,754            2,917
                                                           -----------      -----------
                                                           $    45,951      $     8,800
                                                           ===========      ===========

5.   Investments

     At December 31, 2000 and 1999, investments consisted of the following (in thousands):

                                                     Current                       Noncurrent
                                            ---------------------------     --------------------------
                                                   December 31,                    December 31,
                                            ---------------------------     --------------------------
                                                2000          1999              2000         1999
                                            ------------  -------------     ------------  ------------
      Held to maturity:
        Commercial paper                    $    44,962     $    31,856     $      ----    $      ----
        U.S. government securities                3,078          33,514            ----           ----
        Corporate medium-term notes              48,738          26,394           6,161          5,139
                                            -----------     -----------     -----------    -----------
                                            $    96,778     $    91,764     $     6,161    $     5,139
                                            ===========     ===========     ===========    ===========

     At December 31, 2000, non-current held-to-maturity debt securities of $6.2 million had maturities of less than fourteen months.

6.   Short-Term Bank Borrowings

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


7.    Notes Payable and Capital Lease Obligations

     In August 2000, the Company entered into an $800,000 credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2000, the full amount of funds available under this credit facility had been utilized. The borrowings under the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 9.85% per annum. The obligation is secured by the related equipment.

     In June 2000, the Company secured a $5.0 million credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2000, $100,000 of this credit facility was available for future borrowings. The borrowings under the capital lease agreement are to be repaid in 36 equal monthly installments and accrue interest at 10.8% per annum. The obligation is secured by the related equipment.

     In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. During the year ended December 31, 1999, the full amount of funds available under the equipment loan had been utilized. As of December 31, 2000, the full amount of funds available under the capital lease agreement had been utilized. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8% per annum. Both obligations are secured by the related equipment.

     In August 1998, the Company entered into an equipment line of credit with a bank that allows the Company to borrow up to $1.0 million for the purchase of equipment. The Company used a portion of the equipment loans entered into in August 1999 to repay all amounts outstanding under this equipment line.

     In 1996, the Company entered into an equipment financing agreement with a bank and leasing company that allows the Company to borrow up to $1.0 million for purchases of equipment. The notes are secured by the related equipment. As of December 31, 2000 and 1999 the full amount of funds available under the equipment financing agreement was utilized.

     In connection with the 1996 equipment financing agreement, the Company agreed to make a final payment equal to 12.5% of the equipment financed at the end of the amortization period. Additionally, the Company granted warrants to the bank and leasing company to purchase an aggregate of 50,000 shares of Series A convertible preferred stock at $1.00 per share of which warrants for the purchase of 40,000 shares were exercised in 1999 and converted into 120,000 shares of common stock. The warrants are exercisable for the longer of ten years from the date of issuance or five years after an initial public offering. The estimated fair value of the warrants was approximately $18,000, which was capitalized as debt issuance costs and is being amortized over the life of the equipment financing agreement.

A summary of the notes payable is as follows (in thousands):

                                                                                         December 31,
                                                                                  -----------------------
                                                                                     2000         1999
                                                                                  ---------    ----------
     Bank installment loan, with various maturity dates through October 2003, total monthly payments of $57,000, bearing interest at
          10.8%, collateralized by equipment                                      $   1,793    $    2,254
     Bank and leasing company installment loans, with various maturity dates through December 2000, total monthly payments of $27,000 with interest rates ranging between 8.99% and 9.76%, collateralized
        by equipment                                                                   ----           212
                                                                                  ---------    ----------
                                                                                      1,793         2,466
     Less current portion                                                              (513)         (753)
                                                                                  ---------    ----------
                                                                                  $   1,280    $    1,713
                                                                                  =========    ==========

     At December 31, 2000, future aggregate annual principal payments on the notes payable are $513,000, $571,000, and $709,000 for 2001, 2002, and 2003,
respectively.


8.   Stockholders' Equity

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


Common Stock

     The Company has issued 3.9 million shares of common stock to the founders of the Company at prices ranging from $.02 to $.04 per share in exchange for promissory notes bearing interest at rates ranging from 5.5% to 10% that matured March 12, 2000. The Company had the option to repurchase, at the original issue price, unvested shares in the event of termination of employment. In 1998, 476,000 unvested common shares were forfeited upon the termination of one of the founders. As of December 31, 1999 all amounts outstanding under the remaining promissory notes had been repaid by the founders.

Stock Option Cancel and Re-grant Program

     In November 2000, the Company allowed employees holding options to purchase the Company's common stock to cancel certain stock option grants in exchange for a commitment that options to purchase the same number of common shares will be granted in May 2001 with an exercise price equal to fair value on the date of the new grant, provided that the participant has not terminated employment prior to such time (the "Cancel and Re-grant Program"). Options granted under the Cancel and Re-grant Program will vest ratably over a period of 36 months. All other terms of options granted under the Cancel and Re-grant Program will be substantially the same as the cancelled options. Options to purchase 4.8 million shares of common stock were cancelled under the Cancel and Re-grant Program. At December 31, 2000, the Company is committed to grant options to purchase
4.7 million shares of common stock in May 2001.


1996 Equity Incentive Plan

     In August 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"). At December 31, 2000, a total of 13.7 million shares of common stock are reserved for issuance pursuant to the 1996 Plan. In addition, the 1996 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2000) equal to the lesser of: (i) 4% of Copper Mountain's outstanding shares on a fully diluted basis taking into account stock options and warrants and (ii) a lesser amount determined by the board of directors.

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

     Certain option grants under the 1996 Plan are subject to an early exercise provision. Common shares obtained on early exercise of unvested options are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. At December 31, 2000 and 1999, there are no shares subject to repurchase by the Company.


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

     On the effective date of the Directors Plan, each person who was then a non-employee director was granted an option to purchase 60,000 shares of common stock. Each person who, after the effective date of the plan, for the first time becomes a non-employee director automatically will be granted, upon the date of his or her initial appointment or election to be a non-employee director, a one-time option to purchase 60,000 shares of common stock. On the date of each annual meeting of our stockholders commencing with the 2000 annual meeting of stockholders, each person who is initially elected or appointed to be a non-employee director at least six months prior to the date of such annual meeting automatically will be granted an option to purchase 20,000 shares of common stock.

     Options granted under the Directors Plan shall be fully vested and exercisable on the date of grant and must be exercised within five years from the date they are granted. The exercise price of options under the Directors Plan will equal 100% of the fair market value of the common stock on the date of grant. Unless otherwise terminated by the board of directors, the Directors Plan automatically terminates when all of our common stock reserved for issuance under the Directors Plan has been issued. As of December 31, 2000, 480,000 stock options have been granted under the Directors Plan.


Nonstatutory Stock Option Plan

     In March 2000, the Board adopted the Company's 2000 Nonstatutory Stock Option Plan (the "NSO Plan"). A total of 600,000 shares of common stock are reserved for issuance pursuant to the NSO Plan. The NSO Plan provides for the grant of options to the Company's employees (other than officers), consultants and certain advisors. The NSO Plan is a broad based plan and its adoption or amendment is not required to be approved by the Company's stockholders. The NSO Plan was adopted by the Board to address an expected shortfall in the number of shares of Common Stock available for issuance under the Company's 1996 Equity Incentive Plan prior to the date of the 2000 annual meeting of stockholders. Such shortfall was expected to occur as a result of the Company's rapid growth and, in particular, as a result of the additional options granted to attract and retain former employees of OnPREM Networks Corporation following Copper Mountain's acquisition of that company. As of December 31, 2000, 600,000 options had been granted under the NSO Plan and 589,500 were cancelled and are available for grant.

     The NSO Plan permits the granting of nonstatutory options, which are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, to employees (other than officers), consultants and certain advisors. Officers and directors of the Company are not eligible to be granted options under the NSO Plan. No person is eligible to be granted options covering more than 500,000 shares of common stock in any calendar year.

     The NSO Plan is administered by the Board or a committee appointed by the Board. Subject to the limitations set forth in the NSO Plan, the Board or any such committee has the authority to select the eligible persons to whom grants are to be made, to designate the number of shares to be covered by each stock option grant, to establish vesting schedules, to specify the option exercise price and the type of consideration to be paid upon exercise and, subject to certain restrictions, to specify other terms of options granted under the plan.

         The maximum term of options granted under the NSO Plan is ten years. Options granted under the plan are generally transferable and generally expire three months after the termination of an optionee's service. In general, if an optionee is permanently disabled or dies during his or her service, such person's options may be exercised up to 12 months following such disability or 18 months following such death.

         The exercise price of options granted under the NSO Plan is determined by the Board or a committee thereof in accordance with the guidelines set forth in the NSO Plan, however, the exercise price is generally expected to be equal to 100% of the fair market value of the Company's Common Stock on the date of the grant. Options granted under the NSO Plan vest at the rate specified in the option agreement, generally over a four year period. Pursuant to the NSO Plan, shares subject to stock options that have expired or otherwise terminated without having been exercised in full again become available for grant, but exercised shares that the Company repurchases pursuant to a right of repurchase will not again become available for grant.

     Upon certain changes in control, all outstanding stock options under the NSO Plan must either be assumed or substituted by the surviving entity. In the event the surviving entity does not assume or substitute such stock options, such stock options will be terminated to the extent not exercised prior to such change in control.


OnPREM 1998 Stock Option Plan

     In connection with the acquisition of OnPREM Networks Corporation in February 2000, the Company assumed the 1998 Stock Option Plan of OnPREM and all outstanding options to purchase common stock of OnPREM under such plan. By virtue of the acquisition, the OnPREM options were proportionally adjusted with respect to exercise prices and the number of shares subject to each option based on the exchange ratio used in the acquisition. All other terms of the OnPREM options, such as vesting schedules, remained unchanged. As of February 29, 2000, the assumed options were exercisable for a total of 131,000 shares of the Company's common stock with exercise prices ranging from $0.39 to $2.34 per share. The Company will not make future grants under the 1998 Stock Plan of OnPREM.

All stock option transactions are summarized as follows (in thousands, except per share data):

                                                                                    Weighted
                                                                                    Average
                                                                  Number of         Exercise
                                                                    Shares            Price
                                                                  ---------         --------
                       Balance at December 31, 1997                   3,753         $    .08

                          Granted                                     6,173         $    .33
                          Exercised                                  (1,029)        $    .06
                          Cancelled                                    (366)        $    .12
                                                                  ---------
                       Balance at December 31, 1998                   8,531         $    .26

                          Granted                                     4,829         $  18.09
                          Exercised                                  (2,522)        $    .28
                          Cancelled                                     (82)        $   1.97
                                                                  ---------
                       Balance at December 31, 1999                  10,756         $   8.25

                          Granted                                     7,388         $  46.61
                          Assumed in acquisition of OnPREM              131         $   1.35
                          Exercised                                  (3,106)        $   2.05
                          Cancelled                                  (5,810)        $  52.97
                                                                  ---------
                       Balance at December 31, 2000                   9,359         $  12.73
                                                                  =========


     As of December 31, 2000, 1999, and 1998 there were options to purchase 2.3 million shares, 1.9 million shares and 1.3 million shares, respectively, vested at weighted average exercise prices per share of $8.75, $1.22 and $.08, respectively.

                                 Option Outstanding                               Options Exercisable
       -------------------------------------------------------------------   -----------------------------
                                              Weighted
                                               Average          Weighted                        Weighted
                                 Number       Remaining         Average           Number         Average
               Range of        of Shares     Contractual        Exercise        of Shares        Exercise
           Exercise Prices    (thousands)     Life-Years         Price         (thousands)        Price
        -------------------  ------------  ---------------  --------------   --------------  --------------
        $   0.03  -  0.11             402         6.3       $     0.09                278    $     0.05
            0.16  -  0.16           2,265         7.4             0.16                750          0.16
            0.27  -  3.50           1,247         7.9             1.80                339          0.38
            4.25  - 10.50           3,915         8.6             7.90                707          6.62
           10.94  - 58.69           1,119         9.2            45.99                151         79.73
           70.50  - 99.94             411         7.8            82.88                120         72.00
                             ------------                                     -----------
        $   0.03  - 99.94           9,359         8.2       $    12.73              2,345    $     8.75
                             ============                                    ============

Stock Based Compensation

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for their employee stock option plans. Under APB No. 25, when the exercise price of the Company's employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements. In previously issued financial statements the Company estimated the deemed fair value of its common stock in connection with the accounting for stock options granted during the three fiscal years ended December 31, 1998, which resulted in the Company recording deferred compensation of $1.1 million, with respect to certain options granted during 1998. During April 1999, in conjunction with the Company's initial public offering registration statement, the Company revised the estimates of the deemed fair value of its common stock at various dates and has recognized additional deferred compensation of $1.8 million, $2.4 million, $11.1 million and $234,000 during the four fiscal years ended December 31, 1999. In connection with the acquisition of OnPREM, the Company recorded deferred compensation of $1.4 million. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years.

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's pro forma amounts would have been as indicated below (in thousands, except per share data):

                                                                             Year Ended
                                                                             December 31,
                                                             -----------------------------------------
                                                                   2000          1999          1998
                                                             -------------   -----------   -----------
          Net income (loss) as reported                      $    1,693      $  12,217     $ (10,331)
          Pro forma net loss under SFAS No. 123                 (32,852)        (2,064)      (10,884)
          Pro forma basic and diluted net loss per share
               under SFAS No. 123                                 (0.65)         (0.07)        (4.08)

      The fair value of each option grant for the year ended December 31, 2000 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; volatility factor of 100.0%; risk free interest rate of 6.0%; and expected life for the option of three and a half years.

      The fair value of each option grant from the Company's initial public offering in May 1999 to December 31, 1999 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; volatility factor of 76.0%; risk free interest rate of 6.0%; and expected life for the option of five years.

      The fair value of each option grant prior to the Company's initial public offering in May 1999 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk free interest rate of 5.7% to 6.5%; and expected life for the option of five years.

     The weighted-average estimated fair value of employee stock options granted during 2000, 1999 and 1998 was $31.87, $14.01 and $0.08 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.


Employee Stock Purchase Plan

     In February 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "ESPP"). A total of 600,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the ESPP. During the year ended December 31, 2000, the ESPP purchased 143,000 shares of the Company's common stock. As of December 31, 2000, 457,000 shares are reserved for future purchases. On January 31, 2001, 80,000 shares were purchased by the ESPP.

     Unless otherwise determined by the Board, employees are eligible to participate in the purchase plan only if they are employed by us for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the purchase plan. The amount withheld is then used to purchase shares of common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the purchase plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment.


Warrants

     In January 1997, the Company entered into an agreement with a corporate partner, whereby the two companies exchanged certain technology and services. In addition, the Company issued a warrant to such corporate partner to purchase 147,401 shares of Series B convertible preferred stock at a price of $3.39 per share. The warrant is exercisable for four years following the date of issuance. The estimated fair value of the warrant was $88,000, which was capitalized as an intangible asset and amortized over the two-year term of the agreement. The warrant was convertible into 442,202 shares of common stock. In January 2001, the warrant was net exercised. There were no cash proceeds as a result of the exercise and the Company issued a net of 354,729 shares of its common stock.


Common Shares Reserved for Future Issuance

     The following table presents shares reserved for future issuance under the Company's stock option plans, ESPP and pursuant to warrants as of December 31, 2000 (in thousands):


             1996 Equity Incentive Plan                            13,698
             Non-Employee Directors' Stock Option Plan                657
             Nonstatutory Stock Option Plan                           600
             OnPREM 1998 Stock Option Plan                             83
             Stock options issued outside the Company's
                 stock option plans                                   380
             Employee Stock Purchase Plan                             457
             Cancel and Re-grant Program                            4,714
             Warrants                                                 472
                                                              -----------
                                                                   21,061



9.   Commitments

     The Company leases its facilities under noncancelable operating leases expiring on various dates through 2007. The leases contain renewal options and are subject to cost increases. Rent expense totaled $4.6 million, $1.6 million and $501,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum payments under the noncancelable operating leases and equipment under capital leases consist of the following at December 31, 2000 (in thousands):

                                                             Operating            Capital
                                                               Leases              Leases
                                                           -------------        ------------
          Year ending December 31,
               2001                                        $    7,384           $    3,355
               2002                                             7,079                3,024
               2003                                             6,899                2,827
               2004                                             7,060                  172
               2005                                             5,374                 ----
               Thereafter                                       2,987                 ----
                                                           ----------           ----------
          Total minimum lease payments                     $   36,783                9,378
                                                           ==========
                  Less amount representing interest                                 (1,348)
                                                                                ----------
                  Total present value of minimum payments                            8,030
                  Less current portion                                              (2,664)
                                                                                ----------
                  Non-current portion                                           $    5,374
                                                                                ==========


     During September 1997, the Company entered into a capital lease agreement, which allows for the Company to borrow up to $1,750,000 to finance capital expenditures. As of December 31, 2000 and 1999, the Company had borrowed all of the available funds under this agreement.

     In conjunction with the capital lease agreement, the Company issued a warrant to the lessor to purchase 14,737 shares of Series C convertible preferred stock at a price of $4.75 per share all of which were exercised in 1999 and converted into 40,000 shares of common stock. The estimated fair value of the warrant was $25,000, which was capitalized as debt issuance costs and is being amortized over the life of the financing agreement.

      Equipment held under the capital leases totaled $10.1 million and $4.1 million and the related accumulated amortization totaled $3.8 million and $1.4 million at December 31, 2000 and 1999, respectively. The obligations under the capital leases are secured by the related equipment.

10.  Litigation

     Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers, along with one related derivative action against the Company and its directors in Delaware, alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.

11.  Leased Equipment

         During the year ended December 31, 2000, the Company entered into a $10.0 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. As of December 31, 2000, the customer had utilized all of the funds available under this credit facility. The borrowings under the capital lease agreement are to be repaid in 16 equal quarterly installments and accrue interest at 12.0% per annum. The lease is being accounted for as a sales-type capital lease. The obligation is secured by the related equipment. As of December 31, 2000, $2.4 million and $6.2 million of the net lease receivable were classified in the Company's balance sheet as other current assets and other assets, respectively.

         During the year ended December 31, 2000, the Company entered into a $8.6 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. As of December 31, 2000, the customer had utilized all of the funds available under this credit facility. The borrowings under the capital lease agreement are to be repaid in monthly installments and accrue interest at 10.5% per annum. The lease is being accounted for as a sales-type capital lease. The obligation is secured by the related equipment. As of December 31, 2000, $1.9 million and $2.8 million of the net lease receivable were classified in the Company's balance sheet as other current assets and other assets, respectively.

         Future minimum amounts due under sales-type capital lease receivables as of December 31, 2000 are as follows (in thousands):

              Year ending December 31,
                   2001                                       $     5,823
                   2002                                             6,073
                   2003                                             6,073
                   2004                                             2,106
                                                              -----------
              Total minimum lease payments                         20,075
              Less amount representing unearned interest           (3,442)
                                                              -----------
              Total present value of minimum payments              16,633
              Less current portion                                 (4,258)
              Less allowance for collectibility                    (3,375)
                                                              -----------
              Non-current portion                             $     9,000
                                                              ===========

12.  Income Taxes

     Significant components of the provision for income taxes are as follows (in thousands):

                                                                             Year Ended
                                                                             December 31,
                                                                      -------------------------
                                                                          2000         1999
                                                                      -----------  ------------
              Current provision:
                   Federal                                            $      ----  $       ----
                   State                                                     ----          ----
                                                                      -----------  ------------
              Total current:                                                 ----          ----

              Deferred provision:
                   Federal                                                 30,272           822
                   State                                                    7,244           329
                                                                      -----------  ------------
              Total deferred:                                              37,516         1,151
              Benefit of net operating loss and credit carryforwards      (27,872)       (2,050)
              Benefit of reversal of valuation allowance                   (7,784)         ----
              Stock options - benefit to additional paid in capital          ----         9,389
                                                                      -----------  ------------
                                                                      $     1,860  $      8,490
                                                                      ===========  ============

     The following is a reconciliation from the expected statutory federal income tax expense to the Company's actual income tax expense (in thousands):

                                                                    Year Ended
                                                                   December 31,
                                                             ----------------------
                                                                2000         1999
                                                             ---------    ---------
               Tax at U.S. statutory rate                    $   1,244    $   7,237
               Amortization of intangible assets                 8,419         ----
               State income taxes, net of federal benefit          264        1,190
               Net change in valuation allowance and other      (8,067)          63
                                                             ---------    ---------
                                                             $   1,860    $   8,490
                                                             =========    =========

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are shown below (in thousands):

                                                                   December 31,
                                                            ------------------------
                                                                 2000        1999
                                                            -----------  -----------
                    Deferred tax assets:
                         Net operating loss carryforwards   $    23,936  $     5,562
                         Tax credit carryforwards                 9,393        2,993
                         Accruals and reserves                   23,422        2,884
                         Deferred compensation                      930        1,747
                         Other, net                                 569          153
                                                            -----------  -----------
                    Total deferred tax assets                    58,280       13,339
                    Valuation allowance                         (58,280)     (13,339)
                                                            -----------  -----------
                    Net deferred tax assets                 $      ----  $      ----
                                                            ===========  ===========

     A valuation allowance of $58.3 million has been recorded at December 31, 2000 to offset the net deferred tax assets as realization is uncertain due to the expectation that deductions from employee stock option exercises will exceed future taxable income. When recognized, the tax benefit of these deferred assets will be accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision.

     The Company had federal and California tax net operating loss carryforwards at December 31, 2000 of approximately $57.2 million and $60.0 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2011 and 2004, respectively, unless previously utilized. Included in the net operating loss carryforwards are stock option deductions of approximately $40.8 million. The benefit of these net operating loss carryforwards will be credited to equity when realized. The Company also has federal and California research tax credit carryforwards of approximately $6.6 million and $2.8 million, respectively, which will begin to expire in 2011 unless previously utilized.

     Pursuant to Internal Revenue Service Code Sections 382 and 383, use of a portion of the Company's net operating loss and credit carryforwards are limited because of a cumulative change in ownership of more than 50% which occurred in prior years. However, the Company does not believe such limitations have a material impact on the Company's ability to use these carryforwards.

13.  Employee Savings Plan

     The Company has a 401(k) plan, which allows participating employees to contribute up to 20% of their salary, subject to annual limits. The Company may, at its sole discretion, approve Company contributions. The Company has approved a match of 50% of the first 4% of salary deferred by employees during the year ended December 31, 2000. The Board has not approved any previous matching contributions. During the year ended December 31, 2000, matching contributions were $429,000.


14.  Related Party Transactions

     At December 31, 2000, the Company had a note receivable from an officer with a face value of $1.0 million included in other assets. This note was issued in connection with the officer's employment and relocation agreement. The note bears no interest, is secured by the officer's residence and is due at the earlier of March 30, 2003, or 15 days from the date the officer ceases to be an employee of the Company.

                                                                     Schedule II


                        COPPER MOUNTAIN NETWORKS, INC.

                       Valuation and Qualifying Accounts


                                                                     Additions
                                                                  ----------------
                                                    Balance at       Charged to                       Balance at
                                                     Beginning       Costs and                           End of
Allowance for Doubtful Accounts:                      of Year         Expenses        Deductions          Year
                                                  -------------   ----------------   ------------   ----------------
Year ended December 31, 1999 ....................    $   -----             140,000           -----     $     140,000

Year ended December 31, 2000 ....................    $ 140,000           7,180,000       3,930,000     $   3,390,000

          NOTE: The Company had no activity in allowance for doubtful accounts prior to 1999.


                                                                     Additions
                                                                  ----------------
                                                    Balance at       Charged to                       Balance at
                                                     Beginning        Costs and                         End of
Inventory Reserves:                                   of Year         Expenses        Deductions         Year
                                                  --------------  ----------------  --------------  ---------------
Year ended December 31, 1998 ...................     $   897,000           504,000         229,000     $   1,172,000

Year ended December 31, 1999 ...................     $ 1,172,000           750,000       1,094,000     $     828,000

Year ended December 31, 2000 ...................     $   828,000        13,324,000       1,824,000     $  12,328,000

                                                                     Additions
                                                                  ---------------
                                                    Balance at       Charged to                       Balance at
                                                     Beginning        Costs and                         End of
Accrued Warranty:                                     of Year         Expenses        Deductions         Year
                                                  --------------  ---------------- ---------------  ----------------
Year ended December 31, 1998....................     $     2,000          426,000           10,000     $     418,000

Year ended December 31, 1999 ...................     $   418,000        1,779,000          267,000     $   1,930,000

Year ended December 31, 2000 ...................     $ 1,930,000        2,942,000        1,158,000     $   3,714,000

                                                                      Additions
                                                                  ----------------
                                                    Balance at      Charged to                       Balance at
                                                     Beginning       Costs and                         End of
Adverse Purchase Commitments:                         of Year        Expenses        Deductions         Year
                                                 ---------------- ---------------- --------------- ----------------
Year ended December 31, 1998 ...................    $    582,000            ----          582,000    $       ----

Year ended December 31, 1999 ...................    $       ----            ----             ----    $       ----

Year ended December 31, 2000 ...................    $       ----      28,600,000             ----    $ 28,600,000


                                                                     Additions
                                                                  ----------------
                                                   Balance at       Charged to                       Balance at
                                                    Beginning        Costs and                         End of
Deferred Tax Asset Valuation Allowance:              of Year         Expenses        Deductions         Year
                                                 ---------------- ---------------- --------------- --------------
Year ended December 31, 1998 ...................    $  5,006,000       2,787,000             ----    $  7,793,000

Year ended December 31, 1999 ...................    $  7,793,000       5,546,000             ----    $ 13,339,000

Year ended December 31, 2000 ...................    $ 13,339,000      52,725,000        7,784,000    $ 58,280,000