Form 10-K405/A
period 2000-12-31
COPPER MOUNTAIN NETWORKS INC
filed 2001-04-27
CIK 1031951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A
                                Amendment No. 1

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

                               Explanatory Note


     This amendment No. 1 on Form 10-K/A amends Item 7A and Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 7, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to changes in interest rates primarily from our long-term debt arrangements and our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company's expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of interest sensitive financial instruments at December 31, 2000.

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

10.32        Non-Competition Agreement between the Company and Wilson O.
             Cochran, II, dated February 29, 2000.(5)

10.33        2000 Nonstatutory Stock Option Plan.(7)

10.34 Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(7)

23.1         Consent of Ernst & Young LLP, Independent Auditors.*

24.1 Power of Attorney. Reference is made to page 47 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 7, 2001.

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

Date:    April 25, 2001


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

              Signature                                       Title                         Date
              ---------                                       -----                         ----
/s/ RICHARD S.  GILBERT                             President, Chief Executive          April 25, 2001
--------------------------------------------
Richard S.  Gilbert                                 Officer and Chairman of the
                                                    Board (Principal Executive
                                                    Officer)

/s/ Michael O. Staiger                              Chief Financial Officer and         April 25, 2001
--------------------------------------------        Secretary (Principal Financial
                                                    Officer and Principal
Michael O. Staiger                                  Accounting Officer)



/s/                *                                Director                            April 25, 2001
--------------------------------------------
Joseph D. Markee

/s/                *                                Director                            April 25, 2001
--------------------------------------------
Robert L.  Bailey

/s/                *                                Director                            April 25, 2001
--------------------------------------------
Tench Coxe

/s/                *                                Director                            April 25, 2001
--------------------------------------------
Roger Evans

/s/                *                                Director                            April 25, 2001
--------------------------------------------
Richard H.  Kimball

/s/                *                                Director                            April 25, 2001
--------------------------------------------
Raymond V.  Thomas

/s/                *                                Director                            April 25, 2001
--------------------------------------------
Andrew W.  Verhalen

*By /s/ Richard S. Gilbert
   -----------------------------------------
  Richard S. Gilbert

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
                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                 $      23,963       $       7,887
 Adverse purchase commitment                                             28,600                ----
 Accrued liabilities                                                     17,351               8,800
 Current portion of obligations under capital leases
   and equipment notes payable                                            3,177               1,618
                                                                  -------------       -------------
Total current liabilities                                                73,091              18,305
Obligations under capital leases and equipment
  notes payable, less current portion                                     6,654               4,044
Other accrued                                                               314                 105
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares authorized,
   none issued and outstanding                                             ----                ----
  Common stock, $.001 par value, 100,000 shares
   authorized, 52,053 and 47,662 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively                                                              52                  48
  Additional paid in capital                                            236,675             159,149
  Deferred compensation                                                  (2,283)             (4,565)
  Accumulated deficit                                                    (9,618)            (11,311)
                                                                  --------------      -------------
Total stockholders' equity                                              224,826             143,321
                                                                  -------------       -------------
Total liabilities and stockholders' equity                        $     304,885       $     165,775
                                                                  =============       =============

                See accompanying notes to financial statements aaAGE>

                        COPPER MOUNTAIN NETWORKS, INC.

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                            Year Ended
                                                                            December 31,
                                                         ----------------------------------------------------
                                                               2000              1999               1998
                                                         ---------------   ---------------    ---------------
   Net revenue                                            $     281,576     $     112,723      $      21,821
   Cost of revenue                                              165,128            53,002             12,400
                                                          -------------     -------------      -------------
     Gross margin                                               116,448            59,721              9,421
   Operating expenses:
     Research and development                                    37,494            15,523              7,225
     Sales and marketing                                         34,868            16,158              5,363
     General and administrative                                  21,823             5,998              3,428
     Amortization of purchased intangibles                       17,753              ----               ----
     Amortization of deferred stock compensation*                 3,664             5,431              3,929
     Write-off of in-process research and development             6,300              ----               ----
                                                          -------------     -------------      -------------
         Total operating expenses                               121,902            43,110             19,945
                                                          -------------     -------------      -------------

   Income (loss) from operations                                 (5,454)           16,611            (10,524)

   Other income (expense):
        Interest and other income                                 9,618             4,385                406
        Interest expense                                           (611)             (289)              (213)
                                                          -------------     -------------      --------------
   Income (loss) before income taxes                              3,553            20,707            (10,331)
   Provision for income taxes                                     1,860             8,490               ----
                                                          -------------     -------------      -------------
   Net income (loss)                                      $       1,693     $      12,217      $     (10,331)
                                                          =============     =============      =============


   Basic net income (loss) per share                      $        0.03     $        0.39      $       (3.87)
                                                          =============     =============      =============

   Diluted net income (loss) per share                    $        0.03     $        0.23      $       (3.87)
                                                          =============     =============      =============


   Basic common equivalent shares                                50,584            31,289              2,666
                                                          =============     =============      =============

   Diluted common equivalent shares                              58,217            52,282              2,666
                                                          =============     =============      =============

* The following table shows how the Company's amortization of deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue                                                 $   163           $   432            $   153
Research and development                                          1,284             1,257              1,013
Sales and marketing                                                 611             1,639              1,290
General and administrative                                        1,606             2,103              1,473
                                                                -------           -------            -------
                                                                $ 3,664           $ 5,431            $ 3,929

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)



                                                         Preferred Stock              Common Stock           Notes
                                                         ---------------              ------------         Receivable
                                                     Number of                   Number of                    From
                                                      Shares        Amount        Shares       Amount      Stockholders
                                                   -----------   -------------  -----------  -----------   ------------
Balance at December 31, 1997                             6,997    $     20,425        4,461   $        4    $       (69)
Exercise of options to purchase common stock              ----            ----        1,030            1           ----
Stock grants for consulting services                      ----            ----           19         ----           ----
Deferred compensation related to the grant of
   stock options                                          ----            ----         ----         ----           ----
Amortization related to deferred stock
   Compensation                                           ----            ----         ----         ----           ----
Stock forfeited by employee                               ----            ----         (476)        ----             16
Repayment of note receivable from stockholder             ----            ----         ----         ----             12
Issuance of Series C convertible preferred
   stock warrants in connection with a
   financing agreement                                    ----            ----         ----         ----           ----
Issuance of Series D convertible preferred
   stock at $7.75 per share for cash, net                3,226          24,077         ----         ----           ----
Net loss                                                  ----            ----         ----         ----           ----
                                                    ----------    ------------   ----------   -----------   -----------
Balance at December 31, 1998                            10,223          44,502        5,034            5            (41)
Conversion of preferred to common stock                (10,223)        (44,502)      30,670           31           ----
Issuance of common stock, net                             ----            ----        9,200            9           ----
Stock grants for consulting services                      ----            ----            1         ----           ----
Repayment of notes receivable from
   Stockholders                                           ----            ----         ----         ----             41
Deferred compensation related to the grant of
   stock options                                          ----            ----         ----         ----           ----
Amortization related to deferred stock
   compensation                                           ----            ----         ----         ----           ----
Net exercise of warrant to purchase common
   Stock                                                  ----            ----          235         ----           ----
Tax benefit from the exercise of stock options            ----            ----         ----         ----           ----
Exercise of options to purchase common stock              ----            ----        2,522            3           ----
Net income                                                ----            ----         ----         ----           ----
                                                    ----------    ------------   ----------   ----------    -----------

Balance at December 31, 1999                              ----   $        ----       47,662   $       48    $      ----
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
                                                     =============   ============    =============    ==========

                        COPPER MOUNTAIN NETWORKS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (CON'T)
                     (in thousands, except per share data)



                                                Preferred   Stock             Common  Stock            Notes
                                            ---------------------------   -----------------------    Receivable     Additional
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


Concentration of Credit Risk

     A relatively small number of customers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company's revenues for the year ended December 31, 2000 include sales to four significant customers totaling $62.2 million or 22% of net revenue, $53.5 million or 19% of net revenue, $47.6 million or 17% of net revenue and $27.3 million or 10% of net revenue. The Company's revenues for the year ended December 31, 1999 include sales to three significant customers totaling $42.2 million or 37% of net revenue, $32.0 million or 28% of net revenue and $25.4 million or 23% of net revenue. The Company's revenues for the year ended December 31, 1998 include sales to two significant customers totaling $13.2 million or 61% of net revenue and $4.0 million or 18% of net revenue.

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

     The purchase price of the OnPREM acquisition, excluding acquisition costs, was $70.1 million based on the average closing price of the Company's common stock for each of the ten consecutive trading days in the period that ended two days immediately preceding the date of the acquisition agreement. The acquisition was accounted for as a purchase. On the date of acquisition the purchase price was allocated as follows (in thousands):

          Goodwill                                 $     61,560
          Existing Technology                             3,100
          Assembled workforce                               700
          In-process research and development             6,300
          Current assets                                  1,000
          Non-current assets                                372
          Current liabilities                              (488)
          Accrued acquisition costs                      (3,700)
          Deferred compensation                           1,286
                                                   ------------
                                                   $     70,130
                                                   ============

     In connection with the acquisition of OnPREM, the Company wrote-off the purchased in-process research and development of $6.3 million, which was charged to operations upon completion of the acquisition. The purchased in-process research and development is solely related to the second version of OnPREM's DSL concentrator system. The first release of OnPREM's DSL concentrator system was introduced in March 2000. OnPREM's low-density integrated DSL concentrator complements the Company's existing line of high-density and mid-density DSL concentrators to create a complete solution aimed at meeting the needs of multi-tenant service providers who manage portfolios of buildings of all sizes ranging from small buildings requiring low-cost, low-density solution, to large buildings with higher-density and capability requirements. Based on time spent on the second version of OnPREM's DSL concentrator system and costs incurred, this project was estimated to be approximately 28% complete as of the acquisition date. At the date of acquisition, the total cost to complete the project was estimated to be approximately $233,000, primarily consisting of engineering salaries and the project was expected to be completed during the second quarter of 2000. The estimated fair value of the project was estimated utilizing a discounted cash flow model which was based on estimates of operating results and capital expenditures for the period from February 29, 2000 to December 31, 2003 and a risk adjusted discount rate of 19%. Since the acquisition date, the scope of the project has been reconsidered. As of December 31, 2000, the project has not yet been finalized, which has delayed anticipated revenues and may further reduce or delay anticipated revenues. Anticipated revenues for the period from February 29, 2000 to December 31, 2000 were not significant. Since the date of the assessment of the value of the purchased in-process research and development, there has been a substantial decline in the overall economic environment that has led many of the Company's customers, including multi-tenant service providers to delay or reduce capital spending. The purchased intangibles are being amortized over their estimated useful life of three years. The estimated useful life of three years was determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for the high-speed internet access industry and the history, current state and future operations of OnPREM.

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

4.    Composition of Certain Balance Sheet Captions


                                                                   December 31,
                                                         ------------------------------
                                                              2000            1999
                                                         -------------     ------------
                                                                  (in thousands)
     Accounts receivable:
       Trade receivables                                   $    23,426      $    19,132
       Allowance for doubtful accounts                          (3,930)            (140)
                                                           ------------     ------------
                                                           $    19,496      $    18,992
                                                           ===========      ===========

     Inventory:
       Raw materials                                       $    22,635      $     6,003
       Work in process                                           1,529            3,148
       Finished goods                                           14,569            4,478
       Allowance for excess and obsolescence                   (12,328)            (828)
                                                           ------------     ------------
                                                           $    26,405      $    12,801
                                                           ===========      ===========

     Property and equipment:
       Laboratory equipment and software                   $    18,438      $     8,029
       Computer equipment and software                           6,885            3,294
       Office furniture and fixtures                             4,273            1,313
       Leasehold improvements                                    3,366              356
       Construction in progress                                  4,120              561
                                                         -------------      -----------
                                                                37,082           13,553
       Less accumulated depreciation and amortization          (12,121)          (4,728)
                                                           -----------      -----------
                                                           $    24,961      $     8,825
                                                           ===========      ===========

     Accrued liabilities:
       Accrued compensation                                $     4,126      $     2,293
       Accrued warranty                                          3,714            1,930
       Accrued vacation                                          2,203            1,385
       Deferred revenue                                          2,554              275
       Other                                                     4,754            2,917
                                                           -----------      -----------
                                                           $    17,351      $     8,800
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

     The following table summarizes all options outstanding and exercisable by price range as of December 31, 2000:

                                 Options Outstanding                               Options Exercisable
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