Form 10-Q
period 2001-03-31
COPPER MOUNTAIN NETWORKS INC
filed 2001-05-14
CIK 1031951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2001.

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


     Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the   Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No_____
                                              -----

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 30, 2001 was 52,906,658.

                        COPPER MOUNTAIN NETWORKS, INC.
                                     INDEX

                                                                                    Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets at March 31, 2001 and
                         December 31, 2000                                            2

                  Condensed Statements of Operations for the three months
                         ended March 31, 2001 and 2000                                3

                  Condensed Statement of Stockholders' Equity for the three
                         months ended March 31, 2001                                  4

                  Condensed Statements of Cash Flows for the three months
                         ended March 31, 2001 and 2000                                5

                  Notes to Condensed Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                11

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                               29

Part II. Other Information

         Item 1.  Legal Proceedings                                                  30

         Item 6.  Exhibits and Reports on Form 8-K                                   30

                        COPPER MOUNTAIN NETWORKS, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)


                                                                        March 31,            December 31,
                                                                          2001                   2000
                                                                       -----------           ------------
                                                                       (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                                             $ 86,795              $ 65,838
   Short-term marketable investments                                       50,806                96,778
   Accounts receivable, net                                                 2,248                19,496
   Inventory, net                                                          22,622                26,405
   Other current assets                                                     3,485                 7,961
                                                                         --------              --------
Total current assets                                                      165,956               216,478
Marketable investments                                                       ----                 6,161
Property and equipment, net                                                23,226                24,961
Other assets                                                                2,031                11,126
Purchased intangibles, net                                                 40,833                46,159
                                                                         --------              --------

                                                                         $232,046              $304,885
Total assets                                                             ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                      $  5,018              $ 23,963
   Adverse purchase commitment                                             44,661                28,600
   Accrued liabilities                                                     13,706                17,351
   Current portion of obligations under capital leases
       and equipment notes payable                                          3,173                 3,177
                                                                         --------              --------
Total current liabilities                                                  66,558                73,091
Obligations under capital leases and equipment
    notes payable, less current portion                                     5,862                 6,654
Other accrued                                                                 391                   314

Stockholders' equity:
   Common stock                                                                53                    52
   Additional paid in capital                                             237,428               236,675
   Deferred compensation                                                   (1,732)               (2,283)
   Accumulated deficit                                                    (76,514)               (9,618)
                                                                         --------              --------
Total stockholders' equity                                                159,235               224,826
                                                                         --------              --------

                                                                         $232,046              $304,885
Total liabilities and stockholders' equity                               ========              ========



           See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                            Three Months Ended March 31,
                                                                          -------------------------------
                                                                            2001                    2000
                                                                          --------                -------
Net revenue                                                               $  8,161                $60,824
Cost of revenue                                                             39,528                 28,102
                                                                          --------                -------
  Gross margin                                                             (31,367)                32,722
Operating expenses:
  Research and development                                                  11,667                  6,771
  Sales and marketing                                                        7,010                  5,663
  General and administrative                                                 7,796                  2,662
  Amortization of purchased intangibles                                      5,326                  1,853
  Amortization of deferred stock compensation*                                 555                  1,033
  Restructuring costs                                                        4,382                   ----
  Write-off of in-process research and development                            ----                  6,300
                                                                          --------                -------
     Total operating expenses                                               36,736                 24,282
                                                                          --------                -------

Income (loss) from operations                                              (68,103)                 8,440

Other income (expense):
     Interest and other income, net                                          1,425                  1,951
     Interest expense                                                         (218)                  (151)
                                                                          --------                -------
Income (loss) before income taxes                                          (66,896)                10,240
Provision (benefit) for income taxes                                          ----                 (3,433)
                                                                          --------                -------
Net income (loss)                                                         $(66,896)               $13,673
                                                                          ========                =======

Basic net income (loss) per share                                         $  (1.27)               $  0.28
                                                                          ========                =======

Diluted net income (loss) per share                                       $  (1.27)               $  0.24
                                                                          ========                =======

Basic common equivalent shares                                              52,590                 48,593
                                                                          ========                =======

Diluted common equivalent shares                                            52,590                 57,550
                                                                          ========                =======


* The following table shows how the Company's deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

  Cost of revenue                                                         $     19                $    43
  Research and development                                                     142                    419
  Sales and marketing                                                           92                    157
  General and administrative                                                   302                    414
                                                                          --------                -------
     Total                                                                $    555                $ 1,033
                                                                          ========                =======


See accompanying notes to condensed financial statements.

                        COPPER MOUNTAIN NETWORKS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                                             Common  Stock
                                                           -----------------
                                                                              Additional                                  Total
                                                           Number of           Paid in      Deferred     Accumulated   Stockholders'
                                                            Shares    Amount   Capital    Compensation     Deficit        Equity
                                                           ---------  ------  ----------  -------------  ------------  -------------
Balance at December 31,  2000                                 52,053   $  52    $236,675      $(2,283)      $ (9,618)      $224,826

  Options to purchase common stock for
   consulting services                                          ----    ----           4            (4)         ----           ----

  Amortization related to deferred stock compensation           ----    ----        ----           555          ----            555

  Common stock issued under Employee Stock Purchase Plan          80    ----         521          ----          ----            521

  Exercise of options to purchase common stock                   270       1         228          ----          ----            229

  Net exercise of warrants to purchase common stock              354    ----        ----          ----          ----           ----
                                                              ------   -----    --------      --------      --------       --------

  Net loss                                                      ----    ----        ----          ----       (66,896)       (66,896)
                                                              ------   -----    --------      --------      --------       --------

Balance at March 31, 2001                                     52,757   $  53    $237,428      $ (1,732)     $(76,514)      $159,235
                                                              ======   =====    ========      ========      ========       ========


See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                             Three Months Ended March 31,
                                                                             -----------------------------
                                                                               2001                 2000
                                                                             ---------            --------
Cash flows from operating activities:
  Net income (loss)                                                          $(66,896)            $13,673
  Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating activities:
       Depreciation and amortization                                            8,161               3,209
       Non-cash portion of restructuring costs                                  1,900                ----
       Non-cash compensation                                                      555               1,033
       Write-off of in-process research and development                          ----               6,300
       Tax benefit from the sale of stock options                                ----               1,250
       Deferred income taxes                                                     ----              (7,016)
       Changes in operating assets and liabilities:
          Accounts receivable                                                  17,248              (9,813)
          Inventory                                                             3,783               4,083
          Other current assets and other assets                                13,571                 905
          Adverse purchase commitment                                          16,061                ----
          Accounts payable and accrued liabilities                            (22,513)              8,268
                                                                             --------             -------

Net cash (used in) provided by operating activities                           (28,130)             21,892
                                                                             --------             -------

Cash flows from investing activities:
  Maturities of marketable investments, net                                    52,133              17,688
  Purchases of property and equipment                                          (3,000)             (3,425)
                                                                             --------             -------

Net cash provided by investing activities                                      49,133              14,263
                                                                             --------             -------

Cash flows from financing activities:
  Proceeds from equipment notes payable                                          ----                 316
  Payments on capital leases and equipment notes payable                         (796)               (445)
  Proceeds from issuance of common stock                                          750               2,683
                                                                             --------             -------

Net cash (used in) provided by financing activities                               (46)              2,554
                                                                             --------             -------

Net increase in cash and cash equivalents                                      20,957              38,709

Cash and cash equivalents at beginning of period                               65,838              25,405
                                                                             --------             -------

Cash and cash equivalents at end of period                                   $ 86,795             $64,114
                                                                             ========             =======

Supplemental information:
  Interest paid                                                              $    218             $   151
                                                                             ========             =======
  Issuance of stock options for consulting services                          $      4             $  ----
                                                                             ========             =======

See accompanying notes to condensed financial statements

NOTE 1 - General and Summary of Significant Accounting Policy

In management's opinion, the accompanying unaudited condensed financial statements for Copper Mountain Networks, Inc. (the "Company") for the three month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals except for a charge related to excess inventory on hand and on order of $35.0 million, a restructuring charge of $4.4 million, a $2.6 million charge related to the collectability of certain receivable and a charge related to the investment in commercial paper of Southern California Edison of $0.6 million) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2000 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2000 (the "2000 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2000 contained in the 2000 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2001.

Investments In Marketable Securities

At March 31, 2001, the Company held investments in investment grade debt and money market securities with various maturities through January 2002.
Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's total investments in these securities as of March 31, 2001 totaled $126.3 million. The Company has included $75.5 million of these securities in cash and cash equivalents, as of March 31, 2001, as they
have original maturities of less than 90 days.   The remaining debt securities
totaling $50.8 million as of March 31, 2001 have been classified as short-term marketable investments. The fair value of the Company's total investments in marketable securities based upon the closing market prices of such securities as of March 31, 2001 approximated the carrying value. The Company has designated all of its investments as held-to-maturity, except for an investment with a cost basis of $3.4 million in commercial paper issued by Southern California Edison, which was transferred from being classified as held-to-maturity to available-for-sale because the security had matured.

During the three months ended March 31, 2001, the Company reduced the carrying value of the investment in commercial paper issued by Southern California Edison Company to its indicated fair market value of approximately $2.8 million. Included in other income, net for the three months ended March 31, 2001 is a loss adjustment of $625,000 to adjust the carrying value of the investment to fair market value. The ultimate net realizable value of this investment is not practicably determinable.

Investments In Sales-Type Leases

   During the year ended December 31, 2000, the Company entered into a $10.0 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. During the three months ended March 31, 2001, this investment was sold at an amount that approximated the carrying value.

During the year ended December 31, 2000, the Company entered into a $8.6 million credit facility with another customer for the purchase of the Company's equipment under a capital lease agreement. At December 31, 2000, the Company had a net lease receivable from this customer of $4.7 million. During the three months ended March 31, 2001, the Company received the lessee's quarterly lease payment, however as a result of the continuing deterioration of the lessee's financial position, the Company took a $2.6 million charge to reduce the carrying value of the lease receivable. This charge is included in bad debt expense for the three months ended March 31, 2001. As of March 31, 2001, the remaining $1.4 million of the net lease receivable was classified in the Company's balance sheet as other current assets.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company's revenues for the three months ended March 31, 2001 include revenue recognized from one significant international customer totaling $2.4 million or 29% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from four customers individually representing 30%, 29%, 17% and 17% of total accounts receivable at March 31, 2001.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the first quarter of 2001, the Company recorded a charge of $35 million of which $17.2 million relates to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and $17.8 million relates to excess inventory on hand at March 31, 2001. The reduction to inventory value and loss on purchase commitments are included in cost of revenues.

New Accounting Standard

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types of hedges. The Company did not use any derivatives in the three months ended March 31, 2001 and there was no cumulative effect adjustment upon adoption.

Reclassifications

Certain prior period amounts and balances have been reclassified to conform with the current period presentation.


NOTE 2 - Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, excess inventory and adverse purchase commitments, restructuring; the ultimate realizability of investments and intangible assets and the ultimate outcome of litigation. Actual results could differ from those estimates.


NOTE 3 - Net Income (Loss) Per Share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 2,924,569 shares for the three months ended March 31, 2001 were excluded from the calculation because of their anti-dilutive effect. Common stock equivalents of 8,956,650 shares for the three months ended March 31, 2000 were used to calculate diluted earnings per share.


NOTE 4 - Composition of Certain Balance Sheet Captions (in thousands)

                                                                                March 31,                December 31,
                                                                                  2001                       2000
                                                                               -----------               ------------
                                                                               (Unaudited)
                 Inventory:
                   Raw materials                                                $ 32,101                   $ 22,635
                   Work in process                                                 3,262                      1,529
                   Finished goods                                                 17,578                     14,569
                   Allowance for excess and obsolescence                         (30,319)                   (12,328)
                                                                                --------                   --------
                                                                                $ 22,622                   $ 26,405
                                                                                ========                   ========

                 Accrued liabilities:
                   Accrued compensation                                         $  3,055                   $  4,126
                   Accrued warranty                                                2,396                      3,714
                   Accrued vacation                                                2,241                      2,203
                   Accrued restructuring costs                                     1,929                       ----
                   Deferred revenue                                                  636                      2,554
                   Other                                                           3,449                      4,754
                                                                                --------                   --------
                                                                                $ 13,706                   $ 17,351
                                                                                ========                   ========

NOTE 5 - Restructuring

On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. The restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the first quarter of 2001. These charges (shown below in tabular format) primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. At March 31, 2001, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all reductions occurred prior to March 31, 2001.

As a part of this plan, the carrying values of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the first quarter of 2001, the Company recorded losses from impairment of assets of $1.9 million, which were recorded as restructuring costs. Substantially all of the impaired assets are being held for disposition and will not continue to be depreciated. The Company does not expect that the effect on depreciation will materially impact future results of operations.

Also as part of this plan, the Company elected to consolidate its operations and attempt to sub-lease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the first quarter of 2001, the Company recorded estimated excess lease costs of $886,000 which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonable possible rates and terms from other recent leases of comparable properties. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the three months ended March 31, 2001.

Details of the restructuring charge are as follows (in 000s):

                                          Cash/                                                  Reserve Balance
                                         Non-cash            Charge           Activity          at March 31, 2001
                                     --------------    ----------------    ------------     -----------------------
Impairment of assets                    Non-cash            $1,900             $----                $1,900
Excess lease costs                      Cash                   886              ----                   886
Elimination of job responsibilities     Cash                 1,596              (553)                1,043
                                                            ------             -----                ------
                                                            $4,382             $(553)               $3,829

At March 31, 2001, the portion of the reserve balance related to the impairment of assets is included in property and equipment, net. Future cash outlays are expected to be completed in 2001.


NOTE 6 - Litigation

Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers, along with two related derivative actions against the Company and its directors, alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.


NOTE 7 - Recent Events

Stock Option Cancel and Re-grant Program

In November 2000, the Company allowed employees holding options to purchase the Company's common stock to cancel certain stock option grants in exchange for a commitment that options to purchase the same number of common shares will be granted in May 2001 with an exercise price equal to the fair market value on the date of the new grant, provided that the participant has not terminated employment prior to such time (the "Cancel and Re-grant Program"). Options granted under the Cancel and Re-grant Program will vest ratably over a period of 36 months. All other terms of options granted under the Cancel and Re-grant Program will be substantially the same as the cancelled options. Options to purchase 4.8 million shares of common stock were cancelled under the Cancel and Re-grant Program. At March 31, 2001, the Company is committed to grant options to purchase 3.7 million shares of common stock in May 2001.

Stock Option Exchange Program

In April 2001, the Company's Board of Directors approved a plan to allow employees holding options to purchase the Company's common stock to cancel certain stock option grants in exchange for options to purchase the same number of common shares which will be granted in May 2001 with an exercise price equal to the fair market value on the date of the new grant (the "Exchange Program"). Options granted under the Exchange Program will vest ratably over a period of 36 months and have a life of five years from the date of grant. All other terms of options granted under the Exchange Program will be substantially the same as the cancelled options. The number of options to purchase common stock to be cancelled is not yet determinable. The Exchange Program will result in variable plan accounting for the options to purchase common stock cancelled and granted under the plan. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and be amortized over the vesting period in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

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

   Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other reports and filings made with the Securities and Exchange Commission.

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

   For the three months ended March 31, 2001, revenue recognized from our largest customer, Versapoint, accounted for approximately 29% of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Future sales, if any, to historically significant customers may be substantially less than historical sales. The loss of any one of our historically major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

   We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue could consist of payments to our current contract manufacturer, Flextronics International Ltd. We selected Flextronics as our manufacturing partner with the goal of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that we will achieve or maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, management information systems and administrative personnel, recruiting expenses, professional fees and other general corporate expenses.

   Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded total deferred stock compensation of $1.8 million, $2.4 million, $11.1 million, $234,000 and $1.4 million in 1996, 1997, 1998, 1999 and 2000, respectively, and amortized $189,000, $1.5 million, $3.9 million, $5.4 million, $3.7 million and $555,000 in
1996, 1997, 1998, 1999, 2000 and for the three months ended March 31, 2001, respectively, leaving approximately $1.7 million to be amortized in future periods. As a result of the Exchange Program (see Note 7 to Condensed Financial Statements), deferred stock compensation and amortization of deferred stock compensation could increase in future periods.

   On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. The restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the first quarter of 2001. These charges (shown below in tabular format) primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. At March 31, 2001, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all reductions occurred prior to March 31, 2001.

   As a part of this plan, the carrying value of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the first quarter of 2001, the Company recorded losses from impairment of assets of $1.9 million, which were recorded as restructuring costs. Substantially all of the impaired assets are being held for disposition and will not continue to be depreciated. The Company does not expect that the effect on depreciation will materially impact future results of operations.

   Also as part of this plan, the Company elected to consolidate its operations and attempt to sub-lease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the first quarter of 2001, the Company recorded estimated excess lease costs of $886,000 which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonable possible rates and terms from other recent leases of comparable properties. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the three months ended March 31, 2001.

Details of the restructuring charge are as follows (in 000s):

                                        Cash/                                                   Reserve Balance
                                      Non-cash            Charge             Activity          at March 31, 2001
                                   -------------    ----------------    ---------------     ----------------------
Impairment of assets                 Non-cash             $1,900              $----                  $1,900
Excess lease costs                   Cash                    886               ----                     886
Elimination of job responsibilities  Cash                  1,596               (553)                  1,043
                                                          ------              -----                  ------
                                                          $4,382              $(553)                 $3,829

   At March 31, 2001, the portion of the reserve balance related to the impairment of assets is included in property and equipment, net. Future cash outlays are expected to be completed in 2001.

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
   Net revenue                                                                 100.0%            100.0%
   Cost of revenue                                                             484.4              46.2
                                                                        ------------      ------------
     Gross margin                                                             (384.4)             53.8
   Operating expenses:
     Research and development                                                  143.0              11.1
     Sales and marketing                                                        85.9               9.3
     General and administrative                                                 95.5               4.4
     Amortization of purchased intangibles                                      65.3               3.0
     Amortization of deferred stock compensation                                 6.7               1.7
     Restructuring costs                                                        53.7              ----
     Write-off of in-process research and development                           ----              10.4
                                                                        ------------      ------------
         Total operating expenses                                              450.1              39.9
                                                                        ------------      ------------
   Income (loss) from operations                                              (834.5)             13.9
   Interest and other income, net                                               14.8               2.9
                                                                        ------------      ------------
   Income (loss) before income taxes                                          (819.7)             16.8
   Provision (benefit) for income taxes                                         ----              (5.6)
                                                                        ------------      ------------
   Net income (loss)                                                          (819.7)             22.4
                                                                        ============      ============


Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

   Net Revenue. Net revenue decreased from $60.8 million for the three months ended March 31, 2000 to $8.2 million for the three months ended March 31, 2001. This decrease was due to decreased sales of our CE200 DSL access concentrators and related line cards. Sales to our four largest customers for the three months ended March 31, 2000, NorthPoint, Rhythms, Lucent, and DSL.NET, decreased from $17.8 million, $7.8 million, $17.5 million, and $7.1 million, respectively, to an aggregate of $980,000 for the three months ended March 31, 2001. Net revenue for the three months ended March 31, 2001 includes $3.3 million of revenue deferred from prior periods as during this period the criteria for revenue recognition had been met. Revenue recognized from our largest customer for the three months ended March 31, 2001, Versapoint, was $2.4 million.

   Gross Margin. Our gross margin decreased from $32.7 million for the three months ended March 31, 2000 to $(31.4) million for the three months ended March 31, 2001. The decrease in gross margin occurred primarily because of a decrease in net revenue and an excess inventory charge of $35.0 million of which $17.8 million relates to inventory on hand at March 31, 2001 and $17.2 million relates to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements. Before the impact of these charges, gross margin as a percentage of sales for the three months ended March 31, 2001 was adversely impacted by production volumes and sales mix.

   Research and Development. Our research and development expenses increased from $6.8 million for the three months ended March 31, 2000 to $11.7 million for the three months ended March 31, 2001. This increase was due to an increase in personnel expenses related to an increase in our engineering staff, quality and technical support costs and expensed prototype materials. Research and development expenses as a percentage of net revenue increased from 11.1% for the three months ended March 31, 2000 to 143.0% for the three months ended March 31, 2001. This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the three months ended March 31, 2001.

   Sales and Marketing. Our sales and marketing expenses increased from $5.7 million for the three months ended March 31, 2000 to $7.0 million for the three months ended March 31, 2001. This increase was primarily due to an increase in personnel expenses for sales and marketing staff. Sales and marketing expenses as a percentage of net revenue increased from 9.3% of net revenue for the three months ended March 31, 2000 to 85.9% for the three months ended March 31, 2001. This increase was primarily the result of an decrease in our net revenue for the three months ended March 31, 2001.

   General and Administrative. Our general and administrative expenses increased from $2.7 million for the three months ended March 31, 2000 to $7.8 million for the three months ended March 31, 2001. This increase was due to increased staffing for management information systems and administrative personnel, increases in bad-debt expense, facilities costs and outside services. General and administrative expenses as a percentage of net revenue increased from 4.4% for the three months ended March 31, 2000 to 95.5% for the three months ended March 31, 2001. This increase was primarily the result of a decrease in our net revenue for the three months ended March 31, 2001.

   Amortization of Purchased Intangibles. Amortization of purchased intangibles increased from $1.9 million for the three months ended March 31, 2000 to $5.3 million for the three months ended March 31, 2001. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $70.4 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development. The remaining purchased intangibles is being amortized over a three-year period from the date of the acquisition.

   Interest and Other Income. Interest and other income decreased from $2.0 million for the three months ended March 31, 2000 to $1.4 million for the three months ended March 31, 2001. This decrease was primarily due to a $625,000 loss adjustment to reduce the carrying value an investment in commercial paper of Southern California Edison to the indicated fair market value as of March 31, 2001 (see Note 1 to Condensed Financial Statements).

   Interest Expense. Our interest expense increased from $151,000 for the three months ended March 31, 2000 to $218,000 for the three months ended March 31, 2001. This increase was primarily due to an increase in the amount outstanding under capital lease and equipment notes payable facilities as a result additional financing of computers and other equipment.

   Provision (Benefit) for Income Taxes. Our effective income tax rate for the three months ended March 31, 2001 was 0% compared to 42% for the same period in the prior year. The income tax provision for the three months ended March 31, 2000 was reduced by the reduction in the Company's valuation allowance related to its deferred tax assets as the realization of those assets became probable. The reduction of the valuation allowance decreased the tax provision for the three months ending March 31, 2000 by approximately $7.7 million.


Liquidity and Capital Resources

   At March 31, 2001, we had cash and cash equivalents of $86.8 million and short-term marketable investments of $50.8 million.

   Cash provided by/(used in) operating activities for the three months ended March 31, 2001 and 2000 was $(28.1) million and $21.9 million, respectively. The relative increase in cash used in operating activities for the three months ended March 31, 2001 compared to cash provided by operating activities in the same period in the prior year was primarily the result of a net change in net income of $80.6 million partially off set by a decrease in accounts receivable of $17.2 million and a decrease in other current assets and other assets of $13.6 million.

   Cash provided by investing activities for the three months ended March 31,
2001 and 2000 was $49.1 million and $14.3 million, respectively.   The relative
increase in cash provided by investing activities for the three months ended March 31, 2001 compared to the same period in the prior year was the result of net maturities of marketable investments.

   Cash provided by/(used in) financing activities for the three months ended March 31, 2001 and 2000 was $(46,000) and $2.6 million, respectively. The relative change in cash flow from financing activities for the three months ended March 31, 2001 compared to the same period in the prior year was primarily due to the decrease in proceeds received from the exercise of stock options.

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

   We believe that our cash and cash equivalents balances and short-term marketable investments will be sufficient to satisfy our cash requirements for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.


Risk Factors That May Affect Results of Operations and Financial Condition

   You should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2000, and other reports and filings made with the Securities and Exchange Commission before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.


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

   Copper Mountain May Not Achieve Quarterly or Annual Profitability

   Copper Mountain experienced a significant decline in revenues in the first quarter of 2001 and anticipates a decline in its revenues in the full year 2001 and also expects to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty sustaining or achieving profitibility. We cannot be certain that we will realize sufficient revenues in the future to achieve profitability on an annual or quarterly basis.


   Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

   Copper Mountain sells its products predominantly to CLECs. Aggregate sales to our largest customer, Versapoint accounted for approximately 29% of our net revenue for the three months ended March 31, 2001. In January 2001, Northpoint filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court.
The Company does not expect to make any future sales to Northpoint. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our larger CLEC customers and, in particular:

   .  the product requirements of these customers;

   .  the financial and operational success of these customers; and

   .  the success of these customers' services deployed using our products.

   Our revenue declined on a sequential basis from the third to the fourth quarter of the year ended December 31, 2000 and from the fourth quarter of the year ended December 31, 2000 to the first quarter of the year ending December 31, 2001. In light of the market dynamics of the telecommunication service provider industry, it has become extremely difficult for us to forecast our revenues. Future sales, if any, to our historically significant customers may be less than historical sales. The loss of another major customer or the delay of significant orders from any significant customer, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

   As of March 31, 2001 we operated our business from facilities in Palo Alto, California, Fremont, California and San Diego, California. We face challenges related to effectively and efficiently coordinating our operations between these facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.


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


   We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management's Attention and Resources

   Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers, along with one related derivative action against the Company and its directors in Delaware, alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets.
No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if these payments are not entirely covered by our insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.


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

   Copper Mountain's Product Cycles Tend to be Short and Copper Mountain May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Do Not Occur When Anticipated

   In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write-off excess and obsolete inventory. In the past, we have experienced such write-offs attributed to the obsolescence of certain printed circuit boards and product sub-assemblies and to an excess of raw materials and finished goods
on hand and on order.   If we incur substantial sales, marketing and inventory
expenses in the future that we are not able to recover, it could have a material adverse effect on our business, financial condition and results of operations.


   Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

   Copper Mountain's success will depend in part upon its strategic distribution partnerships, including its original equipment manufacturer agreements with Lucent Technologies, Inc., 3Com Corporation, and Marconi Communications, Inc. under which we have agreed to manufacture, and sell our products to these distribution partners. The amount and timing of resources which our strategic partners devote to our business is not within our control. Our strategic partners may not perform their obligations as expected. In some cases, agreements with our strategic partners are relatively new, and we cannot be certain that we will be able to sustain the level of revenue generated thus far under these strategic arrangements. If any of our strategic partners breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that these relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

   In June 1999, Lucent completed the acquisition of Ascend Communications, Inc., a competitor of ours, which offers a competing DSL solution. Subsequently, in September 1999, Lucent announced a new DSL product based on technology acquired from Ascend. As a result, Lucent has reduced the marketing and/or sales of our products in favor of their own competitive products. Due to the availability to Lucent of these alternative products Copper Mountain has been exposed to increased competition from Lucent. Because of this competition, we expect sales to Lucent, both in terms of dollars and as a percent of sales, will continue to decline over time. Additionally, sales to customers through Lucent may be adversely impacted by a decline in sales financing programs offered by Lucent to these customers. Alternatively, other customers may elect to purchase products from Lucent and reduce their future purchases of Copper Mountain products.


   Intense Competition in the Market for Telecommunications Equipment Could Prevent Copper Mountain From Increasing or Sustaining Revenue and Prevent Copper Mountain From Sustaining or Achieving Annual Profitability

   The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Cisco Systems, Inc., Lucent Technologies, Inc., Alcatel S.A., Nokia Corporation and Paradyne Corporation, among others. If we are unable to compete effectively in the market for DSL telecommunications equipment, our revenue levels and future profitability could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Also, to the extent we introduce new product offerings intended to capitalize on the anticipated trend toward broad deployment of DSL services, including DSL services targeted at residential subscribers seeking high-speed access to public communications networks, we will encounter new competitors such as coaxial cable and wireless equipment vendors. Even if we are successful in competing in the business DSL market, we may not be able to compete successfully in the market for residential subscribers.


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


   If Copper Mountain Loses Key Personnel It May Not Be Able to Successfully Operate Its Business

   Copper Mountain's success depends to a significant degree upon the continued contributions of the principal members of its sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our senior management. Except for an agreement with our President and Chief Executive Officer and General Manager of our Public Network business unit we do not have employment contracts with our key personnel. In any event, employment contracts would not prevent key personnel from terminating their employment with Copper Mountain. The loss of the services of any key personnel, particularly senior management and engineers, could materially adversely affect our business, financial condition and results of operations.

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


   Copper Mountain's Dependence on Sole and Single Source Suppliers Exposes It to Supply Interruption

   Although Copper Mountain generally uses standard parts and components for its products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations.
We presently purchase three key components from vendors for which there are currently no substitutes: two semiconductor chips and a system control module. We are evaluating alternative source vendors for each of these key components, but any alternative vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Alternatively, as a result of the long lead times associated with ordering certain materials or components, we may not be able to accurately forecast our need for materials and components and this could result in excess inventory and related write-offs, which could have a material adverse effect on our business.

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


   Copper Mountain's Dependence on Independent Manufacturers Could Result in Product Delivery Delays

   Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. We have entered into a formal manufacturing agreement with Flextronics International, Ltd. located in Fremont, California.
Flextronics is our main source of independent manufacturing.   If our current
manufacturers, including Flextronics, are unable or unwilling to continue manufacturing our components in required volumes, it could take up to nine months for an alternative manufacturer to supply the needed components in sufficient volumes. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Moreover, since all of the manufacturing by Flextronics and all of our final assembly and tests are each performed in one location, any fire or other disaster at either Flextronics manufacturing facility or at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.


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

   In February 2000, we acquired OnPREM Networks Corporation. We operate in a sector of the DSL equipment industry that is considerably different from the sector for which OnPREM has developed its products. It may turn out that there are no advantages or "synergies" to adding OnPREM's products to our product line. Moreover, there is no assurance that OnPREM's operations can be successfully integrated into our operations or that all of the benefits expected from the acquisition of OnPREM will be realized. Furthermore, there can be no assurance that the operations, management and personnel of the two companies will be compatible or that we or OnPREM will not experience the loss of key personnel from OnPREM.

   We Have Expanded and May Continue to Expand Our Operations into International Markets. Our Failure to Effectively Manage Our International Operations Could Harm Our Business.

   We believe that international market opportunities for our products may be significant and we began entering markets outside the United States in 2000. Entering new international markets may require significant management attention and expenditures and could adversely affect our operating margins and earnings. In order to commence and expand our international operations, we will need to hire additional personnel and develop relationships with potential international customers. To the extent that we are unable to do so on a timely basis, our growth in international markets would be limited, and our business could be harmed.

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

   In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks have recently experienced historical highs and multiples are substantially above historical levels. Some of these trading prices and equity valuations were not sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. We have recently become the target of such litigation, and several class action lawsuits have been filed against us and certain of our officers alleging violation of Federal securities laws related to declines in our stock price. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and results of operations.


   Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

   Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of March 31, 2001, we had approximately 53 million shares of common stock outstanding. We have filed three registration statements on Form S-8 with the Securities and Exchange Commission covering the 16.4 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued
outside such plans.   As of March 31, 2001, approximately 2.5 million shares are currently subject to exercisable options. Also, as of March 31, 2001, the Company is committed to grant as least 3.7 million options to purchase shares of common stock. Sales of a large number of shares could have an adverse effect on the market price for our common stock.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company's expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at March 31, 2001.

   At March 31, 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. The investment which matured in February 2001 and is currently in default is included in short-term marketable investments at its indicated fair market value as of March 31, 2001 of approximately

$2.8 million. The ultimate amount of the decline and the net realizable value of this investment is not currently practicably determinable.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 20, 2000 plaintiff Ariel Hernandez, on behalf of herself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California against the Company and two of its officers alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Thereafter, approximately twenty-three similar complaints were filed in the same court (collectively, the "Northern District Complaints"); on November 9, 2000 a related derivative action was filed in the Court of Chancery of the State of Delaware and on April 25, 2001 a second related derivative action was filed in the Supreme Court in Santa Clara County, California. The Northern District Complaints have been consolidated into a single action. The complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.


Item 6.  Exhibits and Reports on Form 8-K

(b)      Reports filed on Form 8-K during the quarter ended March 31, 2001:

         Report on Form 8-K dated March 7, 2001, which announced a restructuring plan intended to reduce its overall cost structure and improve operating efficiencies.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Copper Mountain Networks, Inc.



Date: May 9, 2001                  /s/  Richard S. Gilbert
                                        -----------------------------
                                        Richard S. Gilbert
                                        Chairman, President and
                                        Chief Executive Officer



                                   /s/  Michael O. Staiger
                                        -----------------------------
                                        Michael O. Staiger
                                        Chief Financial Officer
                                        Secretary