Form 10-Q
period 2001-06-30
COPPER MOUNTAIN NETWORKS INC
filed 2001-08-14
CIK 1031951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 2001.
     or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [X]     No[_]

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of July 31, 2001 was 53,231,887.

                        COPPER MOUNTAIN NETWORKS, INC.
                                     INDEX

                                                                            Page
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Balance Sheets at June 30, 2001 and
                     December 31, 2000                                        2

                 Condensed Statements of Operations for the three and six
                     months ended June 30, 2001 and 2000                      3

                 Condensed Statement of Stockholders' Equity for the six
                     months ended June 30, 2001                               4

                 Condensed Statements of Cash Flows for the six months
                     ended June 30, 2001 and 2000                             5

                 Notes to Condensed Financial Statements                      6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                        33

Part II. Other Information


         Item 1. Legal Proceedings                                           34

         Item 4. Submission of Matters to a Vote of Security Holders         34

         Item 5. Other Information                                           34

         Item 6. Exhibits and Reports on Form 8-K                            34

                        COPPER MOUNTAIN NETWORKS, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)


                                                                    June 30,            December 31,
                                                                      2001                  2000
                                                                   ---------            ------------
                                                                  (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                                       $  45,447               $  65,838
   Short-term marketable investments                                  58,220                  96,778
   Accounts receivable, net                                            1,709                  19,496
   Inventory, net                                                     15,803                  26,405
   Other current assets                                                2,247                   7,961
                                                                   ---------               ---------
Total current assets                                                 123,426                 216,478
Marketable investments                                                    --                   6,161
Property and equipment, net                                           22,231                  24,961
Other assets                                                           2,166                  11,126
Purchased intangibles, net                                                --                  46,159
                                                                   ---------               ---------
                                                                   $ 147,823               $ 304,885
Total assets                                                       =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                $  30,222               $  23,963
   Adverse purchase commitment                                        12,173                  28,600
   Accrued liabilities                                                10,324                  17,351
   Current portion of obligations under capital leases
       and equipment notes payable                                     3,162                   3,177
                                                                   ---------               ---------
Total current liabilities                                             55,881                  73,091
Obligations under capital leases and equipment
    notes payable, less current portion                                5,092                   6,654
Other accrued                                                            453                     314

Stockholders' equity:
   Common stock                                                           53                      52
   Additional paid in capital                                        240,407                 236,675
   Deferred compensation                                              (3,731)                 (2,283)
   Accumulated deficit                                              (150,332)                 (9,618)
                                                                   ---------               ---------
Total stockholders' equity                                            86,397                 224,826
                                                                   ---------               ---------

                                                                   $ 147,823               $ 304,885
Total liabilities and stockholders' equity                         =========               =========



           See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                   Three Months Ended                           Six Months Ended
                                                        June 30,                                    June 30,
                                       ---------------------------------------     ----------------------------------------
                                               2001                  2000                  2001                   2000
                                       -----------------     -----------------     -----------------      -----------------
Net revenue                            $           6,054     $          80,185     $          14,215      $         141,009
Cost of revenue                                   20,182                36,079                59,710                 64,180
                                       -----------------     -----------------     -----------------      -----------------
  Gross margin                                   (14,128)               44,106               (45,495)                76,829
Operating expenses:
  Research and development                        10,781                 8,400                22,448                 15,172
  Sales and marketing                              4,876                 9,370                11,886                 15,033
  General and administrative                       3,232                 3,917                11,028                  6,580
  Amortization of purchased intangibles             ----                 5,246                 5,326                  7,099
  Amortization of deferred stock
   compensation*                                     828                 1,164                 1,384                  2,196
  Restructuring costs                               ----                  ----                 4,382                   ----
  Write-off of purchased intangibles              40,833                  ----                40,833                   ----
  Write-off of in-process research and
   development                                      ----                  ----                  ----                  6,300
                                       -----------------     -----------------     -----------------      -----------------
      Total operating expenses                    60,550                28,097                97,287                 52,380
                                       -----------------     -----------------     -----------------      -----------------
Income (loss) from operations                    (74,678)               16,009              (142,782)                24,449

Other income (expense):
     Interest and other income                     1,093                 2,278                 2,518                  4,229
     Interest expense                               (232)                 (145)                 (450)                  (296)
                                       -----------------     -----------------     -----------------      -----------------
Income (loss) before income taxes                (73,817)               18,142              (140,714)                28,382
Provision  for income taxes                         ----                 7,811                  ----                  4,378
                                       -----------------     -----------------     -----------------      -----------------
Net income (loss)                      $         (73,817)    $          10,331     $        (140,714)     $          24,004
                                       =================     =================     =================      =================

Basic net income (loss) per share      $           (1.39)    $            0.20     $           (2.67)     $            0.48
                                       =================     =================     =================      =================

Diluted net income (loss) per share    $           (1.39)    $            0.18     $           (2.67)     $            0.41
                                       =================     =================     =================      =================

Basic common equivalent shares                    52,959                50,561                52,766                 49,568
                                       =================     =================     =================      =================

Diluted common equivalent shares                  52,959                58,503                52,766                 57,961
                                       =================     =================     =================      =================

* The following table shows how the Company's deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

  Cost of revenue                      $              28     $              52     $              47      $              95
  Research and development                           308                   412                   451                    831
  Sales and marketing                                174                   193                   266                    350
  General and administrative                         318                   507                   620                    920
                                       -----------------     -----------------     -----------------      -----------------
     Total                             $             828     $           1,164     $           1,384      $           2,196
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

                        COPPER MOUNTAIN NETWORKS, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                                          Common  Stock
                                                       ------------------
                                                                              Additional                                   Total
                                                         Number of             Paid in      Deferred     Accumulated   Stockholders'
                                                          Shares     Amount    Capital    Compensation     Deficit         Equity
                                                         ---------  --------  ----------  ------------   ------------  -------------
Balance at December 31,  2000                             52,053    $    52   $  236,675  $     (2,283)  $     (9,618) $    224,826

  Options to purchase common stock for consulting           ----       ----            4            (4)          ----          ----
   services

  Deferred compensation related to the grant of stock       ----       ----           99           (99)          ----          ----
   options

  Deferred compensation related to the Exchange             ----       ----        2,729        (2,729)          ----          ----
   Program

  Amortization related to deferred stock compensation       ----       ----         ----         1,384           ----         1,384

  Common stock issued under Employee Stock Purchase Plan      80       ----          521          ----           ----           521

  Exercise of options to purchase common stock               590          1          379          ----           ----           380

  Net exercise of warrants to purchase common stock          354       ----         ----          ----           ----          ----

  Net loss                                                  ----       ----         ----          ----       (140,714)     (140,714)
                                                         -------    -------   ----------  ------------   ------------  ------------
Balance at June 30, 2001                                  53,077    $    53   $  240,407  $     (3,731)  $   (150,332) $     86,397
                                                         =======    =======   ==========  ============   ============  ============



           See accompanying notes to condensed financial statements

                        COPPER MOUNTAIN NETWORKS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                      Six Months Ended June 30,
                                                        -------------------------------------------------
                                                                     2001                2000
                                                        ----------------------     ----------------------
Cash flows from operating activities:
  Net income (loss)                                          $        (140,714)      $      24,004
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
       Write-off of purchased intangibles                               40,833                ----
       Depreciation and amortization                                    10,918              10,105
       Non-cash restructuring costs                                      1,900                ----
       Non-cash compensation                                             1,384               2,196
       Write-off of in-process research and development                   ----               6,300
       Tax benefit from the sale of stock options                         ----               1,250
       Deferred income taxes                                              ----             (11,268)
       Changes in operating assets and liabilities:
          Accounts receivable                                           17,787             (30,996)
          Inventory                                                     10,602               3,580
          Other current assets and other assets                         14,674              (2,197)
          Adverse purchase commitment                                  (16,427)               ----
          Accounts payable and accrued liabilities                        (629)             33,093
                                                             -----------------       -------------
Net cash provided by (used in) operating activities                    (59,672)             36,067
                                                             -----------------       -------------

Cash flows from investing activities:
  Maturities of marketable investments, net                             44,719              31,200
  Purchases of property and equipment                                   (4,762)             (8,396)
  Cash received for purchase of OnPREM                                    ----                 844
                                                             -----------------       -------------
Net cash provided by investing activities                               39,957              23,648
                                                             -----------------       -------------

Cash flows from financing activities:
  Proceeds from equipment notes payable                                   ----                 316
  Payments on capital leases and equipment notes payable                (1,577)               (855)
  Proceeds from issuance of common stock                                   901               3,489
                                                             -----------------       -------------
Net cash provided by (used in) financing activities                       (676)              2,950
                                                             -----------------       -------------

Net increase (decrease) in cash and cash equivalents                   (20,391)             62,665

Cash and cash equivalents at beginning of period                        65,838              25,405
                                                             -----------------       -------------
Cash and cash equivalents at end of period                   $          45,447       $      88,070
                                                             =================       =============

Supplemental information:
  Interest paid                                              $             450       $         270
                                                             =================       ==============

           See accompanying notes to condensed financial statements

NOTE 1 - General

In management's opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the "Company") for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals except for a charge to write-off certain intangible assets of $40.8 million, a charge related to excess inventory on hand of $16.0 million, a charge related to the investment in commercial paper of Southern California Edison of $0.4 million for the three months ended June 30, 2001; a charge to write-off certain intangible assets of $40.8 million, a charge related to excess inventory on hand and on order of $51.0 million, a restructuring charge of $4.4 million, a $2.6 million charge related to the collectibility of certain receivables and a charge related to the investment in commercial paper of Southern California Edison of $1.0 million for the six months ended June 30, 2001) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2000 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2000 (the "2000 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2000 contained in the 2000 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2001.

Investments In Marketable Securities

At June 30, 2001, the Company held investments in investment grade debt and money market securities with various maturities through January 2002. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's total investments in these securities as of June 30, 2001 totaled $93.7 million. The Company has included $35.5 million of these securities in cash and cash equivalents at June 30, 2001, as they have original maturities of less than 90 days. The remaining debt securities totaling $58.2 million at June 30, 2001 have been classified as short-term marketable investments. The fair value of the Company's total investments in marketable securities based upon the closing market prices of such securities on June 30, 2001 approximated the carrying value. The Company has designated all of its investments as held-to-maturity, except for an investment with a cost basis of $3.4 million in commercial paper issued by Southern California Edison, which was transferred from being classified as held-to-maturity to available-for-sale during the first three months of 2001 because the security had matured.

During the three months ended June 30, 2001, the Company reduced the carrying value of the investment in commercial paper issued by Southern California Edison Company to its indicated fair market value of approximately $2.4 million. Included in other income, net for the three and six months ended June 30, 2001 is a loss adjustment of $395,000 and $1.0 million, respectively, to adjust the carrying value of the investment to fair market value. The ultimate net realizable value of this investment is not practicably determinable.

Investments In Sales-Type Leases

During the year ended December 31, 2000, the Company entered into a $10.0 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. During the three months ended March 31, 2001, this investment was sold at an amount that approximated the carrying value.

During the year ended December 31, 2000, the Company entered into an $8.6 million credit facility with another customer for the purchase of the Company's equipment under a capital lease agreement. At December 31, 2000, the Company had a net lease receivable from this customer of $4.7 million. During the six months ended June 30, 2001, the Company received the lessee's quarterly lease payments; however, as a result of the continuing deterioration of the lessee's financial position, the Company took a $2.6 million charge to reduce the carrying value of the lease receivable. This charge is included in bad debt expense for the six months ended June 30, 2001.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company's revenues for the three months ended June 30, 2001 include revenue recognized from significant customers totaling $1.9 million or 32%, $1.1 million or 18%, $0.6 million or 11% and one international customer totaling $0.7 million or 11% of net revenue. The Company's revenues for the six months ended June 30, 2001 include revenue recognized from significant customers totaling $2.4 million or 17%, $1.6 million or 12% and one international customer totaling $3.1 million or 22% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from two customers individually representing 52% and 25% of total accounts receivable at June 30, 2001.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the three months ended June 30, 2001, the Company recorded a charge of $16.0 million related to finished products and raw materials in excess of anticipated requirements. During the six months ended June 30, 2001, the Company recorded charges totaling $51.0 million related to finished goods and raw materials in excess of anticipated requirements. The reductions to inventory value and loss on purchase commitments are included in cost of revenues.

New Accounting Standards

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types of hedges. The Company did not use any derivatives in the six months ended June 30, 2001 and there was no cumulative effect adjustment upon adoption.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). This statement supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") and amends or supercedes a number of interpretations of APB 16. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, except certain transactions initiated prior to July 1, 2001 and changes the criteria to recognize intangible assets apart from goodwill. FAS 141 is effective for any business combination completed after June 30, 2001. Adoption of FAS 141 is not currently expected to have a material impact on results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This statement supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." FAS 142 stipulates that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or under certain circumstances more frequently, for impairment. FAS 142 is effective for any goodwill and intangible assets acquired after June 30, 2001 and upon adoption for such assets acquired before July 1, 2001. Companies are required to adopt FAS 142 in the first fiscal year beginning after December 15, 2001. Adoption of FAS 142 is not currently expected to have a material impact on results of operations.

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

Common stock equivalents of 2.0 million and 3.0 million for the three and six month periods ended June 30, 2001, respectively, were excluded from the calculation because of their anti-dilutive effect. Common stock equivalents used to calculate diluted earnings per share totaled 7.9 million and 8.4 million for the three and six month periods ended June 30, 2000, respectively.

NOTE 4 - Composition of Certain Balance Sheet Captions (in thousands)

                                                              June 30,                  December 31,
                                                                2001                        2000
                                                        ----------------------     ----------------------
                                                              (Unaudited)
     Inventory:
       Raw materials                                          $ 76,224                   $ 22,635
       Work in process                                           1,216                      1,529
       Finished goods                                           15,873                     14,569
       Allowance for excess and obsolescence                   (77,510)                   (12,328)
                                                              --------                   --------
                                                              $ 15,803                   $ 26,405
                                                              ========                   ========

     Accrued liabilities:
       Accrued compensation                                   $  2,605                   $  4,126
       Accrued warranty                                          1,267                      3,714
       Accrued vacation                                          1,992                      2,203
       Accrued restructuring costs                                 517                        ---
       Deferred revenue                                          1,226                      2,554
       Other                                                     2,717                      4,754
                                                              --------                   --------
                                                              $ 10,324                   $ 17,351
                                                              ========                   ========

NOTE 5 - Commitments

In April 1999, the Company entered into an agreement with a contract manufacturer whereby the contract manufacturer was authorized to procure inventory on behalf of the Company. Due to the sudden slowdown in the capital equipment requirements of the telecommunications industry as a whole and more specifically the Company's significant customers, the Company and its contract manufacturer had procured inventory in excess of current requirements. As a result in May 2001 the Company and its contract manufacturer entered into an agreement that outlines payment terms for inventory purchased by the contract manufacturer on behalf of the Company. Upon execution of the agreement, the Company paid the contract manufacturer $7.6 million. The remaining balance of $22.7 million, which is subject to an audit by the Company, is included in accounts payable and is due in three equal quarterly installments beginning in July 2001.

NOTE 6 - Restructuring

On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the first three months of 2001. These charges (shown below in tabular format) primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. At March 31, 2001, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all reductions related to this plan occurred prior to March 31, 2001.

As a part of this plan, the carrying values of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the first three months of 2001, the Company recorded losses from impairment of assets of $1.9 million, which were recorded as restructuring costs. Substantially all of the impaired assets are being held for disposition and will not continue to be depreciated. The Company does not expect that the effect on depreciation will materially impact future results of operations.

Also as part of this plan, the Company elected to consolidate its operations and attempt to sub-lease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the first three months of 2001, the Company recorded estimated excess lease costs of $886,000 which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the three months ended March 31, 2001. Future cash outlays are expected to be completed in 2001.

Details of the restructuring charge are as follows (in 000s):

                                                Cash/                                               Reserve Balance
                                               Non-cash         Charge            Activity          At June 30, 2001
                                             -------------  ---------------    --------------   ----------------------
Impairment of assets                           Non-cash        $  1,900        $   (1,900)            $          ---
Excess lease costs                             Cash                 886              (369)                       517
Elimination of job responsibilities            Cash               1,596            (1,596)                       ---
                                                               --------        ----------             --------------
                                                               $  4,382        $   (3,865)            $          517

NOTE 7  - Litigation

Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers, along with two related derivative actions against the Company and its directors, alleging violations of the federal securities laws arising out of declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.

NOTE 8 - Equity

Stock Option Cancel and Re-grant Program

In November 2000, the Company allowed employees holding options to purchase the Company's common stock to cancel certain stock option grants in exchange for a commitment that options to purchase the same number of common shares would be granted in May 2001 with an exercise price equal to the fair market value on the date of the new grant, provided that the participant had not terminated employment prior to such time (the "Cancel and Re-grant Program"). Options to purchase shares of common stock granted under the Cancel and Re-grant Program vest ratably over a period of 36 months. All other terms of options granted under the Cancel and Re-grant Program are substantially the same as the cancelled options. Options to purchase 4.8 million shares of common stock were cancelled under the Cancel and Re-grant Program. In May 2001, the Company granted options to purchase 3.3 million shares of common stock in conjunction with the Cancel and Re-grant Program at an exercise price of $3.19 per share.

Stock Option Exchange Program

In May 2001, the Company allowed employees holding options to purchase the Company's common stock to cancel certain stock option grants in exchange for options to purchase the same number of common shares which were granted in May 2001 with an exercise price equal to the fair market value on the date of the new grant (the "Exchange Program"). Options to purchase shares of common stock granted under the Exchange Program vest ratably over a period of 36 months and have a life of five years from the date of grant. All other terms of options granted under the Exchange Program are substantially the same as the cancelled options. In May 2001, the Company cancelled and immediately granted replacement options to purchase 3.1 million shares of common stock in conjunction with the Exchange Program at an exercise price of $3.19 per share. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and be amortized over the vesting period in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." During the three months ended June 30, 2001, the Company recognized compensation expense of $316,000 related to the Exchange Program.

NOTE 9 - Recent Events

Restructuring

On August 2, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. The restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company expects to record charges of $15 million to $18 million during the third quarter of 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions will occur in all areas of the Company. As a result of this restructuring, the Company expects to reduce its non-temporary work force by approximately 150 positions. Substantially all reductions will occur prior to September 30, 2001.

In connection with this plan, management determined that the estimated future cash flows from certain intangible assets acquired in the purchase of OnPREM Networks Corporation would likely not be sufficient to recover the carrying value of such assets. The Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets in the three and six months ended June 30, 2001. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

Restricted Common Stock

In August 2001, the Company granted 3,550,000 shares of restricted common stock to employees. The shares, which are restricted as to sale or transfer until vesting, will vest 50% one year from the date of grant and ratably each month thereafter for a period of 12 months. The related net compensation expense of approximately $7.2 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of two years. Also in August 2001, the Company's board of directors approved the future grant of 1,550,000 shares of restricted common stock to employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

   This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

   Our revenue is generated primarily from sales of our central office-based equipment: our CopperEdge 200 DSL concentrators, or CE200, the related wide area network cards, line cards, from sales of our DSL CPE and from sales of service contracts. Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. We also sell our CopperEdge 150 DSL concentrators, or CE 150, and the OnPrem(TM) 2400 Concentrator, or OP2400 to customers in the multiple tenant unit, or MTU, market.

   For the three months ended June 30, 2001, revenue recognized from our largest customers, Mpower Communications, Rhythms Netconnections, Versatel and Network Telephone accounted for approximately 32%, 18%, 11% and 11%, respectively, of
our revenue.   While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Future sales, if any, to historically significant customers may be substantially less than historical sales. The loss of any one of our historically significant customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

   To date, gross margin on sales of our CE200, CE150 and OP2400 systems and related wide area network and line cards, typically sold as combined systems, have been higher than gross margin on sales of DSL CPE. Furthermore, combined systems are not generally fully-populated (i.e., less than the total number of line cards which each system can support) when sold. When our customers add more subscribers than are supported in the initial configuration, we expect that these customers will purchase additional line cards from us to increase subscriber capacity. The sale of additional line cards generally generates higher gross margin than the initial sale of combined systems. We expect pricing competition will continue in the future which may result in lower average selling prices for our current products and as a result our gross margins may continue to decline.

   We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facilities in San Diego, California. Accordingly, a significant portion of our cost of revenue could consist of payments to our current contract manufacturer, Flextronics International Ltd.

   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our network management software. We believe that continued investment in research and development is critical to attaining our strategic product objectives.

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

   Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation. During the second quarter of 2001, additional deferred compensation was recorded in conjunction with the Exchange Program (see Note 8 to Condensed Financial Statements) and from the granting of stock options to an employee with an exercise price per share below the fair market value per share of our common stock at the date of grant. The intrinsic value of the options to purchase common stock granted under the Exchange Program will be re-measured at the end of each period for the life of the option. We expect that the total amount of deferred compensation expense that will be recognized under the Exchange Program will vary from period to period and the ultimate amount of deferred compensation expense that will be recognized is not currently determinable. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. We recorded total deferred stock compensation of $17.0 million from inception to December 31, 2000 and $2.8 million in the six months ended June 30, 2001 and amortized $14.7 million from inception to December 31, 2000 and $1.4 million for the six months ended June 30, 2001, respectively. In August 2001, the Company granted 3,550,000 shares of restricted common stock to employees. The shares, which are restricted as to sale or transfer until vesting, will vest 50% one year from the date of grant and ratably each month thereafter for a period of 12 months. The related net compensation expense of approximately $7.2 million will be amortized over the vesting period for two years. As a result of the Exchange Program, deferred stock compensation and amortization of deferred stock compensation could materially increase or decrease in future periods.

   On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the first quarter of 2001. These charges (shown below in tabular format) primarily relate to:

consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. At March 31, 2001, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all reductions related to this plan occurred prior to March 31, 2001.

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

   Also as part of this plan, the Company elected to consolidate its operations and attempt to sub-lease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the first quarter of 2001, the Company recorded estimated excess lease costs of $886,000 which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the three months ended March 31, 2001. Future cash outlays are expected to be completed in 2001.

Details of the restructuring charge are as follows (in 000s):

                                             Cash/                                                  Reserve Balance
                                           Non-cash           Charge           Activity             At June 30, 2001
                                        -------------    ---------------    --------------     ------------------------
Impairment of assets                      Non-cash          $      1,900         $  (1,900)                $        ---
Excess lease costs                        Cash                       886              (369)                         517
Elimination of job responsibilities       Cash                     1,596            (1,596)                         ---
                                                            ------------         ---------                 ------------
                                                            $      4,382         $  (3,865)                $        517

   On August 2, 2001, the Company announced that it had adopted a second business plan to re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company expects to record charges of $15 million to $18 million during the third quarter of 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions will occur in all areas of the Company. As a result of this restructuring, the Company expects to reduce its non-temporary work force by approximately 150 positions. Substantially all reductions will occur prior to September 30, 2001.

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                          ---------------------------------     ---------------------------------
                                               2001               2000               2001               2000
                                          --------------     --------------     --------------     --------------
Net revenue                                        100.0%             100.0%             100.0%             100.0%
Cost of revenue                                    333.4               45.0              420.0               45.5
                                          --------------     --------------     --------------     --------------
  Gross margin                                    (233.4)              55.0             (320.0)              54.5
Operating expenses:
  Research and development                         178.0               10.5              157.9               10.8
  Sales and marketing                               80.5               11.7               77.9               10.7
  General and administrative                        53.4                4.9               77.6                4.7
  Amortization of purchased intangibles             ----                6.5               37.5                5.0
  Amortization of deferred stock
      compensation                                  13.7                1.4                9.7                1.6
  Restructuring costs                               ----               ----               30.8               ----
  Write-off of purchased intangibles               674.4               ----              287.3               ----
  Write-off of in-process research and
      development                                   ----               ----               ----                4.4
                                          --------------     --------------     --------------     --------------
      Total operating expenses                   1,000.0               35.0              678.7               37.2
                                          --------------     --------------     --------------     --------------
Income (loss) from operations                   (1,233.4)              20.0             (998.7)              17.3
Interest and other income, net                      14.2                2.6               14.6                2.8
                                          --------------     --------------     --------------     --------------
Income (loss) before income taxes               (1,219.2)              22.6             (984.1)              20.1
Provision for income taxes                          ----                9.7               ----                3.1
                                          --------------     --------------     --------------     --------------
Net income (loss)                               (1,219.2)              12.9             (984.1)              17.0
                                          ==============     ==============     ==============     ==============


Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

   Net Revenue.   Net revenue decreased from $80.2 million for the three months ended June 30, 2000 to $6.1 million for the three months ended June 30, 2001. This decrease was due to significantly fewer sales of our CE200 and CE150 DSL access concentrators and related line cards. Sales to our four largest customers for the three months ended June 30, 2000, NorthPoint, Rhythms Netconnections, Lucent, and Mpower Communications decreased from $11.5 million, $15.2 million, $23.4 million, and $12.4 million, respectively, to an aggregate of $3.0 million for the three months ended June 30, 2001. Net revenue for the three months ended June 30, 2001 includes $0.6 million of revenue deferred from prior periods as during this period the criteria for revenue recognition had been met. Sales to our four largest customers for the three months ended June 30, 2001, Mpower Communications, Rhythms Netconnections, Versatel, and Network Telephone were $1.9 million, $1.1 million, $0.7 million, and $0.6 million, respectively.

   Gross Margin.   Our gross margin decreased from $44.1 million for the three months ended June 30, 2000 to $(14.1) million for the three months ended June 30, 2001. The decrease in gross margin occurred primarily because of a decrease in net revenue and an excess inventory charge of $16.0 million related to inventory on hand at June 30, 2001 in excess of anticipated requirements. Before the impact of these charges, gross margin as a percentage of sales for the three months ended June 30, 2001 was adversely impacted by decreased average selling prices, sales mix and decreased production volumes.

   Research and Development.   Our research and development expenses increased
from $8.4 million for the quarter ended June 30, 2000 to $10.8 million for the quarter ended June 30, 2001. This increase was due to an increase in personnel expenses related to an increase in our engineering staff and quality and technical support costs including outside services. Research and development expenses as a percentage of net revenue increased from 10.5% for the quarter ended June 30, 2000 to 178.0% for the quarter ended June 30, 2001. This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the quarter ended June 30, 2001.

     Sales and Marketing.   Our sales and marketing expenses decreased from $9.4
million for the quarter ended June 30, 2000 to $4.9 million for the quarter ended June 30, 2001. This decrease was due to a decrease in personnel expenses for sales and marketing staff, decreased sales compensation associated with decreased net revenue, and decreased promotional and product marketing expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue increased from 11.7% of net revenue for the quarter ended June 30, 2000 to 80.5% for the quarter ended June 30, 2001. This increase was primarily the result of a decrease in our net revenue for the quarter ended June 30, 2001.

     General and Administrative.   Our general and administrative expenses
decreased from $3.9 million for the quarter ended June 30, 2000 to $3.2 million for the quarter ended June 30, 2001. This decrease was due to a decrease in bad debt expense and personnel expenses, which are partially offset by increases in supplies and depreciation expense. General and administrative expenses as a percentage of net revenue increased from 4.9% for the quarter ended June 30, 2000 to 53.4% for the quarter ended June 30, 2001. This increase was primarily the result of a decrease in our net revenue for the quarter ended June 30, 2001.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased from $5.2 million for the quarter ended June 30, 2000 to zero for the quarter ended June 30, 2001. During the second quarter of 2001, the Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

     Interest and Other Income. Interest and other income decreased from $2.3 million for the quarter ended June 30, 2000 to $1.1 million for the quarter ended June 30, 2001. This decrease was primarily due to higher average cash balances during the quarter ended June 30, 2000 and a loss in the investment in commercial paper of Southern California Edison of $0.4 million.

     Interest Expense.   Our interest expense increased from $145,000 for the
quarter ended June 30, 2000 to $232,000 for the quarter ended June 30, 2001. This increase was primarily due to an increase in the amounts outstanding under capital lease and equipment notes payable facilities as a result of additional financing of computers, equipment for research and development and for other equipment.

     Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2001 was 0% compared to 43% for the same period in the prior year. The provision for income taxes for the three months ended June 30, 2001 and 2000 are based on estimates of the effective income tax rate for the entire year.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

     Net Revenue.   Net revenue decreased from $141.0 million for the six months ended June 30, 2000 to $14.2 million for the six months ended June 30, 2001. This decrease was due to significantly fewer sales of our CE200 and CE150 DSL access concentrators and related line cards. Sales to our four largest customers for the six months ended June 30, 2000, NorthPoint, Rhythms Netconnections, Lucent, and Mpower Communications decreased from $29.4 million, $23.0 million, $40.9 million and $18.3 million, respectively, for the six months ended June 30, 2000 to an aggregate of $4.5 million for the six months ended June 30, 2001. Net revenue for the six months ended June 30, 2001 includes $3.1 million of revenue deferred from prior periods as during this period the criteria for revenue recognition had been met. Sales to our three largest customers for the six months ended June 30, 2001, Versatel, Mpower Communications and Rhythms Netconnections were $3.1 million, $2.4 million and $1.6 million, respectively, for the six months ended June 30, 2001.

     Gross Margin.   Our gross margin decreased from $76.8 million for the six
months ended June 30, 2000 to $(45.5) million for the six months ended June 30, 2001. The decrease in gross margin occurred primarily because of a decrease in net revenue and an excess inventory charge of $51.0 million related to inventory on hand and to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements. Before the impact of these charges, gross margin as a percentage of sales for the six months ended June 30, 2001 was adversely impacted by decreased average selling prices, sales mix and decreased production volumes.

     Research and Development. Our research and development expenses increased from $15.2 million for the six months ended June 30, 2000 to $22.4 million for the six months ended June 30, 2001. This increase was due to an increase in personnel expenses related to an increase in our engineering staff and quality and technical support costs including outside services. Research and development expenses as a percentage of net revenue increased from 10.8% for the six months ended June 30, 2000 to 157.9% for the six months ended June 30, 2001. This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the six months ended June 30, 2001.

     Sales and Marketing.   Our sales and marketing expenses decreased from
$15.0 million for the six months ended June 30, 2000 to $11.9 million for the six months ended June 30, 2001. This decrease was due to a decrease in personnel expenses for sales and marketing staff, decreased sales compensation associated with decreased net revenue, and decreased promotional and product marketing expenses during the stated periods. Sales and marketing expenses as a percentage of net revenue increased from 10.7% of net revenue for the six months ended June 30, 2000 to 77.9% for the six months ended June 30, 2001. This increase was primarily the result of a decrease in our net revenue for the six months ended June 30, 2001.

     General and Administrative.   Our general and administrative expenses
increased from $6.6 million for the six months ended June 30, 2000 to $11.0 million for the six months ended June 30, 2001. This increase was due to increased staffing for management information systems and administrative personnel and increases in facilities costs and outside services. General and administrative expenses as a percentage of net revenue increased from 4.7% for the six months ended June 30, 2000 to 77.6% for the six months ended June 30, 2001. This increase was primarily the result of a decrease in our net revenue for the six months ended June 30, 2001.

     Amortization of Purchased Intangibles.   Amortization of purchased
intangibles decreased from $7.1 million for the six months ended June 30, 2000 to $5.3 million for the six months ended June 30, 2001. During the second quarter of 2001, the Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

     Interest and Other Income. Interest and other income decreased from $4.2 million for the six months ended June 30, 2000 to $2.5 million for the six months ended June 30, 2001. This decrease was primarily due to a loss in the investment in commercial paper of Southern California Edison of $1.0 million.

     Interest Expense.   Our interest expense increased from $296,000 for the
six months ended June 30, 2000 to $450,000 for the six months ended June 30, 2001. This increase was primarily due to an increase in the amounts outstanding under capital lease and equipment notes payable facilities as a result of additional financing of computers, equipment for research and development and for other equipment.

     Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2001 and 2000 are based on an estimate of the effective income tax rate for the entire year offset in 2000 by the elimination of the valuation allowance related to its deferred tax assets as the realization of such assets became probable. The reduction of the valuation allowance decreased the tax provision by approximately $7.8 million.

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

     At June 30, 2001, we had cash and cash equivalents of $45.4 million and short-term marketable investments of $58.2 million.

     Cash provided by/(used in) operating activities for the six months ended June 30, 2001 and 2000 was $(59.7) million and $36.1 million, respectively. The relative increase in cash used in operating activities for the six months ended June 30, 2001 compared to cash provided by operating activities in the same period in the prior year was primarily the result of a net change in net income
(loss) of $164.7 million partially offset by an increase in non-cash charges, a decrease in accounts receivable, a decrease in other current assets and other assets and an increase in accounts payable and accrued liabilities.

     Cash provided by investing activities for the six months ended June 30, 2001 and 2000 was $40.0 million and $23.6 million, respectively. The relative increase in cash provided by investing activities for the six months ended June 30, 2001 compared to the same period in the prior year was the result of an increase in net maturities of marketable investments and a decrease in purchases of property and equipment.

     Cash provided by/(used in) financing activities for the six months ended June 30, 2001 and 2000 was $(0.7) million and $3.0 million, respectively. The increase in cash used in financing activities for the six months ended June 30, 2001 compared to cash provided by financing activities for the same period in the prior year was primarily due to an increase in payments on capital leases and equipment notes payable and a decrease in proceeds from the issuance of common stock.

     We have no material commitments other than an obligation to purchase certain finished product and raw materials in excess of anticipated requirements, obligations under our credit facilities and operating and capital leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and marketing efforts. We expect to continue to expend amounts on research and development laboratory and test equipment to support on-going research and development operations.

     On August 2, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. The restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company expects to record charges of $15 million to $18 million during the third quarter of 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions will occur in all areas of the Company. As a result of this restructuring, the Company expects to reduce its non-temporary work force by approximately 150 positions. Substantially all reductions will occur prior to September 30, 2001.

     We currently believe that our existing cash and cash equivalents balances and short-term marketable investments will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements for at least the next 12 months. However, our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

 .    demand for our products and services or our cash flow from operations is less than or more than expected;
 .    our plans or projections change or prove to be inaccurate;
 .    we make acquisitions; or

 .    we accelerate or delay availability of new products or otherwise alter the schedule or targets of our business plan implementation.

     We intend to use these cash resources for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including revenue growth, if any, planned capital expenditures, and the extent and timing of our entry into target markets. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

     Currently, the Company is not generating sufficient revenue to fund its operations. We expect our operating losses, net operating cash outflows and capital expenditures to continue if we are unable to increase sales. On August 2, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.

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

     To date, Copper Mountain has sold the majority of its products to competitive local exchange carrier or CLEC customers. In recent months, many CLECs have experienced difficulties continuing to finance their businesses. As a result, these CLECs have been forced to scale back their operations, and some, including our historically two largest customers Northpoint Communications, Inc. and Rhythms Netconnections, Inc., have filed for bankruptcy protection. Our business, financial condition and results of operations have been materially and adversely affected by these difficulties in the CLEC industry. We expect that our business will continue to suffer as long as the CLEC industry is characterized by difficult financing conditions and may continue to suffer even when financing conditions improve, or unless and until we are able to diversify our customer base to derive a substantially greater percentage of our revenues from other types of telecommunication service providers, such as incumbent local exchange carriers, or ILECs, who are not experiencing the same level of financial difficulties.

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

     In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our marketing strategy on targeting ILECs as potential customers. The future success of our business may substantially depend on our ability to successfully penetrate ILEC customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products. Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

     Copper Mountain May Not Achieve Quarterly or Annual Profitability

     Copper Mountain experienced a significant decline in revenues in the first two quarters of 2001 and anticipates a decline in its revenues in the full year 2001 and also expects to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty achieving profitibility. We cannot be certain that we will realize sufficient revenues in the future to achieve profitability on an annual or quarterly basis.

     Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

     Copper Mountain sells its products predominantly to CLECs. Sales to our largest four customers accounted for approximately 72% of our net revenue for the three months ended June 30, 2001. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our larger CLEC customers and, in particular:

     .  the product requirements of these customers;

     .  the financial and operational success of these customers;

     .  the success of these customers' services deployed using our products;
and

     .  the attractiveness of our products compared to our competitors products.

     Our revenue declined on a sequential basis from the third to the fourth quarter of the year ended December 31, 2000, from the fourth quarter of the year ended December 31, 2000 to the first quarter of the year ending December 31, 2001 and from the first quarter of the year ending December 31, 2001 to the second quarter of the year ending December 31, 2001. In light of the market dynamics of the telecommunication service provider industry, it has become extremely difficult for us to forecast our revenues. Future sales, if any, to our historically significant customers may be less than historical sales. The loss of another major customer or the delay of significant orders from any significant customer, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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


     Failure to Effectively Manage Operations in Light of Copper Mountain's Changing Revenue Base Will Adversely Affect Its Business

     In the past, Copper Mountain has rapidly and significantly expanded its operations and anticipates that in the future, expansion in certain areas of its business may be required to address potential growth in its client base and market opportunities. In particular, we expect to face numerous challenges in the execution of our new business strategy to focus more on the domestic ILEC market. In connection with this endeavor, we may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth or reduction in growth effectively, our business, financial condition and results of operations will be materially adversely affected. The volatility in our business has placed a significant strain on our managerial and operational resources. To maintain the level of our operations and personnel, we may be required to:

     . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

     .  install new management information and telecommunications systems; and

     . train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

     As of June 30, 2001 we operated our business from facilities in Palo Alto, California, Fremont, California and San Diego, California. Although we plan to close our Fremont office in the future and consolidate our Fremont products and operations into our Palo Alto facility, we expect to continue to face challenges related to effectively and efficiently coordinating our operations between our facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.

     On August 2, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. The restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company expects to record charges of $15 million to $18 million during the third quarter of 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions will occur in all areas of the Company. As a result of this restructuring, the Company expects to reduce its non-temporary work force by approximately 150 positions. Substantially all reductions will occur prior to September 30, 2001. We cannot assure you that we will be able to sufficiently decrease our operating expenses. If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.


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

     .  to successfully manage the size of our operational infrastructure.

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

     .  our ability to penetrate the ILEC market;

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


     We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management's Attention and Resources

     Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers, along with one related derivative action against the Company and its directors in Delaware, alleging violations of the federal securities laws arising out of declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if these payments are not entirely covered by our insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.


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


     Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

     Copper Mountain's success will depend in part upon its strategic distribution partnerships, including its original equipment manufacturer agreements with 3Com Corporation and Marconi Communications, Inc. under which we have agreed to manufacture, and sell our products to these distribution partners. The amount and timing of resources which our strategic partners devote to our business is not within our control. Our strategic partners may not perform their obligations as expected. In some cases, agreements with our strategic partners are relatively new, and we cannot be certain that we will be able to sustain the level of revenue generated thus far under these strategic arrangements. If any of our strategic partners breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that these relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

     Intense Competition in the Market for Telecommunications Equipment Could Prevent Copper Mountain From Increasing or Sustaining Revenue and Prevent Copper Mountain From Achieving Annual Profitability

     The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Cisco Systems, Inc., Lucent Technologies, Inc., Alcatel S.A., Nokia Corporation and Paradyne Corporation, among others. If we are unable to compete effectively in the market for DSL telecommunications equipment, our revenue levels and future results from operations could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Also, to the extent we introduce new product offerings intended to capitalize on the anticipated trend toward broad deployment of DSL services, including DSL services targeted at residential subscribers seeking high-speed access to public communications networks, we will encounter new competitors such as coaxial cable and wireless equipment vendors. Even if we are successful in competing in the business DSL market, we may not be able to compete successfully in the market for residential subscribers.


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


   Because Substantially All of Copper Mountain's Revenue is Derived From Sales of a Small Number of Products, Its Future Operating Results Will Be Dependent on Sales of These Products

   Copper Mountain currently derives substantially all of its revenues from its product family of DSL solutions and expects that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers Northpoint Communications, Inc and Rhythms Netconnections, Inc. Factors that could, in the future, affect sales of our current or new or enhanced products include:

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


  If Copper Mountain Loses Key Personnel It May Not Be Able to Successfully Operate Its Business

  Copper Mountain's success depends to a significant degree upon the continued contributions of the principal members of its sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our senior management. Except for an agreement with our President and Chief Executive Officer and our Senior Vice President of Engineering we do not have employment contracts with our key personnel. In any event, employment contracts would not prevent key personnel from terminating their employment with Copper Mountain. The loss of the services of any key personnel, particularly senior management and engineers, could materially adversely affect our business, financial condition and results of operations.


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


  Copper Mountain's Dependence on Sole and Single Source Suppliers Exposes It to Supply Interruption

  Although Copper Mountain generally uses standard parts and components for its products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations.
We presently purchase two semiconductor chips from vendors for which there are currently no substitutes. We are evaluating alternative source vendors for these key components, but any alternative vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Alternatively, as a result of the long lead times associated with ordering certain materials or components, we may not be able to accurately forecast our need for materials and components and this could result in excess inventory and related write-offs, which could have a material adverse effect on our business.

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


  Copper Mountain's Dependence on Independent Manufacturers Could Result in Product Delivery Delays

  Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. We have entered into a formal manufacturing agreement with Flextronics International, Ltd. located in San Jose, California.
Flextronics is our main source of independent manufacturing.   If our current
manufacturers, including Flextronics, are unable or unwilling to continue manufacturing our components in required volumes, it could take up to six months for an alternative manufacturer to supply the needed components in sufficient volumes. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers, which in turn could have a material adverse effect on our business, financial condition and results of operations. Moreover, since all of the manufacturing by Flextronics and all of our final assembly and tests are each performed in one location, any fire or other disaster at either Flextronics manufacturing facility or at our assembly facility would have a material adverse effect on our business, financial condition and results of operations.


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

   Copper Mountain's Customers May Demand Preferential Terms or Delay Copper Mountain's Sales Cycle, Which Would Adversely Affect Its Results of Operations

  In certain cases, Copper Mountain's customers are larger than Copper Mountain and are able to exert a high degree of influence over Copper Mountain. These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes, often taking up to one year. Accordingly, we are continually submitting successive versions of our products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets and regulatory issues affecting telecommunication service providers. Delays in the product approval process could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, such approvals and the ensuing sales of such products may not continue to occur. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could adversely affect the Company's results from operations or cause them to significantly vary from quarter to quarter.


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


   We May Expand Our Operations into International Markets. Our Failure to Effectively Manage Our International Operations Could Harm Our Business.

   Entering new international markets may require significant management attention and expenditures and could adversely affect our operating margins and earnings. To date, we have not been able to successfully penetrate these markets. As part of our business plan announced August 2, 2001, we are in the process of shifting from a direct to an indirect international sales and support model. To the extent that we are unable to penetrate international markets, our growth in international markets would be limited, and our business could be harmed.

   If we are successful in penetrating international markets, we expect that our international business operations will be subject to a number of material risks, including, but not limited to:

   .  difficulties in managing foreign sales channels;

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

  In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks have been highly volatile. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. We have recently become the target of such litigation, and several class action lawsuits have been filed against us and certain of our officers alleging violation of Federal securities laws related to declines in our stock price. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and results of operations.


   Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

   Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of June 30, 2001, we had approximately 53 million shares of common stock outstanding. We have filed four registration statements on Form S-8 with the Securities and Exchange Commission covering the 19.1 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000
Nonstatutory Stock Option Plan and for options issued outside such plans.   As
of June 30, 2001, approximately 2.8 million shares are currently subject to exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company's expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at June 30, 2001.

     At June 30, 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. The investment which matured in February 2001 and is currently in default is included in short-term marketable investments at its indicated fair market value as of June 30, 2001 of approximately $2.4 million. The ultimate amount of the decline in fair value and the net realizable value of this investment is not currently practicably determinable.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the securities litigation included in our Quarterly Report on Form 10-Q for the three months ended (the "First Quarter 10-Q"). On August 9, 2001, the Company filed a motion to dismiss the consolidated complaint pending in the Northern District of California that is referenced in the First Quarter 10-Q. That motion is scheduled to be heard on October 18, 2001


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Copper Mountain Networks, Inc. was held on May 9, 2001. At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

         (i) To elect directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were Richard S. Gilbert, Joseph D. Markee, Robert L. Bailey, Tench Coxe, Roger Evans, Richard H. Kimball, Raymond V. Thomas and Andrew W. Verhalen. For each elected director the results of voting were: Richard S. Gilbert 41,266,865 for and 558,707 withheld; Joseph D. Markee 41,304,527 for and 521,045 withheld; Robert L. Bailey 41,284,815 for and 540,757 withheld; Tench Coxe 41,283,823 for and 541,749 withheld; Roger Evans 41,281,910 for and 543,662 withheld; Richard H. Kimball 41,302,820 for and 522,752 withheld; Raymond V. Thomas 41,282,435 for and 543,137 withheld; Andrew W. Verhalen 41,283,652 for and 541,920 withheld. Each of the nominees was re-elected to serve as a director of the Company.

         (ii) To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its year ending December 31, 2001. The selection of Ernst & Young LLP as independent auditors of the Company for its year ending December 31, 2001 was ratified with the following votes: 41,592,676 for, 166,830 against, 66,066 abstained, and 10,906,226 broker non-votes.

Item 5.  Other Information

On August 2, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. The restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company expects to record charges of $15 million to $18 million during the third quarter of 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions will occur in all areas of the Company. As a result of this restructuring, the Company expects to reduce its non-temporary work force by approximately 150 positions. Substantially all reductions will occur prior to September 30, 2001.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Press release issued on August 2, 2001 by Copper Mountain Networks, Inc.

(b)      Reports on Form 8-K.

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Copper Mountain Networks, Inc.



Date: August 13, 2001         /s/  Richard S. Gilbert
                                   -------------------------
                                   Richard S. Gilbert
                                   Chairman, President and
                                   Chief Executive Officer



                              /s/  Michael O. Staiger
                                   --------------------------
                                   Michael O. Staiger
                                   Chief Financial Officer
                                   Secretary