Form 10-Q
period 2001-09-30
COPPER MOUNTAIN NETWORKS INC
filed 2001-11-14
CIK 1031951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2001.

         or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from              to               .
                                             -------------    --------------

                       Commission File Number (000-25865)


                         Copper Mountain Networks, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                           33-0702004
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [ ].

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of September 30, 2001 was 56,880,622.

                         COPPER MOUNTAIN NETWORKS, INC.
                                      INDEX

                                                                            Page
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Balance Sheets at September 30, 2001 and
                  December 31, 2000                                            2

                 Condensed Statements of Operations for the three and nine
                  months ended September 30, 2001 and 2000                     3

                 Condensed Statement of  Stockholders' Equity for the nine
                  months ended September 30, 2001                              4

                 Condensed Statements of Cash Flows for the nine months
                  ended September 30, 2001 and 2000                            5

                 Notes to Condensed Financial Statements                       6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          12

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                         34

Part II. Other Information

         Item 1. Legal Proceedings                                            35

         Item 6. Exhibits and Reports on Form 8-K                             35

                         COPPER MOUNTAIN NETWORKS, INC.
                            CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                     September 30,   December 31,
                                                         2001             2000
                                                     -----------      -----------
                                                     (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                         $    35,731      $    65,838
   Short-term marketable investments                      45,475           96,778
   Accounts receivable, net                                2,894           19,496
   Inventory, net                                         13,376           26,405
   Other current assets                                    1,645            7,961
                                                     -----------      -----------
Total current assets                                      99,121          216,478
Marketable investments                                      ----            6,161
Property and equipment, net                               11,271           24,961
Other assets                                               2,166           11,126
Purchased intangibles, net                                  ----           46,159
                                                     -----------      -----------

Total assets                                         $   112,558      $   304,885
                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                  $    20,609      $    23,963
   Adverse purchase commitment                            11,173           28,600
   Accrued liabilities                                     7,413           17,351
   Accrued restructuring costs                             6,023             ----
   Current portion of obligations under capital
     leases and equipment notes payable                    3,133            3,177
                                                     -----------      -----------
Total current liabilities                                 48,351           73,091
Obligations under capital leases and equipment
    notes payable, less current portion                    4,320            6,654
Other accrued                                                234              314

Stockholders' equity:
   Common stock                                               57               52
   Additional paid in capital                            244,586          236,675
   Deferred compensation                                  (6,675)          (2,283)
   Accumulated deficit                                  (178,655)          (9,618)
   Other comprehensive income                                340             ----
                                                     -----------      -----------
Total stockholders' equity                                59,653          224,826
                                                     -----------      -----------

Total liabilities and stockholders' equity           $   112,558      $   304,885
                                                     ===========      ===========

            See accompanying notes to condensed financial statements

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (unaudited)


                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                               ------------------------      --------------------------
                                                 2001           2000            2001            2000
                                               ----------    ----------      ----------      ----------
Net revenue                                    $    5,112    $   93,522      $   19,327      $  234,530
Cost of revenue                                     3,469        44,083          63,178         108,263
                                               ----------    ----------      ----------      ----------
  Gross margin                                      1,643        49,439         (43,851)        126,267
Operating expenses:
  Research and development                          8,035        10,365          30,483          25,537
  Sales and marketing                               2,755         9,967          14,641          25,000
  General and administrative                        2,954         4,355          13,981          10,935
  Amortization of purchased intangibles              ----         5,329           5,327          12,427
  Amortization of deferred stock
    compensation*                                   1,014           811           2,397           3,007
  Restructuring costs                              16,000          ----          20,382            ----
  Write-off of purchased intangibles                 ----          ----          40,833            ----
  Write-off of in-process research and
    development                                      ----          ----            ----           6,300
                                               ----------    ----------      ----------      ----------
      Total operating expenses                     30,758        30,827         128,044          83,206
                                               ----------    ----------      ----------      ----------
Income (loss) from operations                     (29,115)       18,612        (171,895)         43,061

Other income (expense):
     Interest and other income                      1,001         2,698           3,519           6,927
     Interest expense                                (212)         (149)           (661)           (445)
                                               ----------    ----------      ----------      ----------
Income (loss) before income taxes                 (28,326)       21,161        (169,037)         49,543
Provision  for income taxes                          ----         9,086            ----          13,464
                                               ----------    ----------      ----------      ----------
Net income (loss)                              $  (28,326)   $   12,075      $ (169,037)     $   36,079
                                               ==========    ==========      ==========      ==========


Basic net income (loss) per share              $    (0.53)   $     0.24      $    (3.19)     $     0.72
                                               ==========    ==========      ==========      ==========

Diluted net income (loss) per share            $    (0.53)   $     0.21      $    (3.19)     $     0.62
                                               ==========    ==========      ==========      ==========

Basic common equivalent shares                     53,221        51,279          52,926          50,154
                                               ==========    ==========      ==========      ==========

Diluted common equivalent shares                   53,221        58,440          52,926          58,173
                                               ==========    ==========      ==========      ==========


* The following table shows how the Company's deferred stock compensation would be allocated to cost of revenue and the respective expense categories:


  Cost of revenue                              $       42    $       37      $       89      $      132
  Research and development                            110           276             561           1,107
  Sales and marketing                                 164           138             430             488
  General and administrative                          698           360           1,317           1,280
                                               ----------    ----------      ----------      ----------
     Total                                     $    1,014    $      811      $    2,397      $    3,007
                                               ==========    ==========      ==========      ==========

            See accompanying notes to condensed financial statements.

                         COPPER MOUNTAIN NETWORKS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                           Common  Stock

                                       ---------------------    Additional                                 Other          Total
                                       Number of                 Paid in      Deferred     Accumulated  Comprehensive  Stockholders'
                                        Shares       Amount      Capital   Compensation     Deficit       Income         Equity
                                       ---------   ---------    ---------  ------------    ---------    ----------   ---------
Balance at December 31, 2000              52,053   $      52    $ 236,675    $  (2,283)   $  (9,618)   $      --     $ 224,826

Options to purchase common stock
   for consulting services                    --           --           4           (4)          --           --            --

Deferred compensation related to
   the grant of stock options                 --           --          99          (99)          --           --            --

  Amortization related to deferred
   stock compensation                         --           --          --        1,308           --           --         1,308

  Cancellation of options to
   purchase common stock                      --           --        (556)         556           --           --            --

  Issuance of restricted stock to
   employees                               3,600            4       7,338       (6,253)          --           --         1,089

  Cancellation of restricted stock
   issued to employees                       (50)          --        (100)         100           --           --            --

  Common stock issued under
   Employee Stock Purchase Plan              141           --         691           --           --           --           691

  Exercise of options to purchase
   common stock                              783            1         435           --           --           --           436

  Net exercise of warrants to
   purchase common stock                     354           --          --           --           --           --            --

  Unrealized gain on marketable
   investment                                 --           --          --           --           --          340           340

  Net loss                                    --           --          --           --     (169,037)          --      (169,037)
                                          ------    ---------   ---------    ---------    ---------    ---------    ----------

Balance at September 30, 2001             56,881    $      57   $ 244,586    $  (6,675)   $(178,655)   $     340    $   59,653
                                          ======    =========   =========    =========    =========    =========    ==========

            See accompanying notes to condensed financial statements

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)


                                                    Nine Months Ended September 30,
                                                    ------------------------------
                                                        2001               2000
                                                    -----------        -----------
Cash flows from operating activities:
  Net income (loss)                                 $  (169,037)       $    36,079
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
       Write-off of purchased intangibles                40,833               ----
       Depreciation and amortization                     13,320             17,468
       Non-cash restructuring costs                      10,900               ----
       Non-cash compensation                              2,397              3,007
       Write-off of in-process research and
        development                                        ----              6,300
       Tax benefit from the sale of stock options          ----              1,250
       Deferred income taxes                               ----            (11,268)
       Changes in operating assets and
        liabilities:
          Accounts receivable                            16,602            (30,853)
          Inventory                                      13,029             (7,363)
          Other current assets and other assets          15,276             (6,950)
          Adverse purchase commitment                   (17,427)              ----
          Accounts payable and accrued
            liabilities                                  (7,349)            40,735
                                                    -----------        -----------

Net cash provided by (used in) operating
  activities                                            (81,456)            48,405
                                                    -----------        -----------

Cash flows from investing activities:

  Maturities of marketable investments, net              57,804              4,083
  Purchases of property and equipment                    (5,204)           (13,414)
  Cash received in the purchase of OnPREM                  ----                844
                                                    -----------        -----------

Net cash provided by (used in) investing
 activities                                              52,600             (8,487)
                                                    -----------        -----------

Cash flows from financing activities:

  Proceeds from equipment notes payable                    ----                316
  Payments on capital leases and equipment notes
    payable                                              (2,378)            (1,339)
  Proceeds from issuance of common stock                  1,127              7,462
                                                    -----------        -----------

Net cash provided by (used in) financing
  activities                                             (1,251)             6,439
                                                    -----------        -----------

Net increase (decrease) in cash and cash
equivalents                                             (30,107)            46,357

Cash and cash equivalents at beginning of period         65,838             25,405
                                                    -----------        -----------

Cash and cash equivalents at end of period          $    35,731        $    71,762
                                                    ===========        ===========

Supplemental information:
  Unrealized gain on marketable investment          $       340        $      ----
                                                    ===========        ===========
  Interest paid                                     $       212        $       419
                                                    ===========        ===========
  Equipment acquired under capital lease
   obligations                                      $      ----        $     2,168
                                                    ===========        ===========



            See accompanying notes to condensed financial statements

NOTE 1 - General

In management's opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the "Company") for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals except for a restructuring charge of $16.0 million for the three months ended September 30, 2001 and except for a charge to write-off certain intangible assets of $40.8 million, a charge related to excess inventory on hand and on order of $51.0 million, a restructuring charge of $20.4 million, a $2.6 million charge related to the collectibility of certain receivables and a charge related to the investment in commercial paper of Southern California Edison of $1.0 million for the nine months ended September 30, 2001) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2000 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2000 (the "2000 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2000 contained in the 2000 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2001.

Investments In Marketable Securities

At September 30, 2001, the Company held investments in investment grade debt and money market securities with various maturities through February 2002. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's total investments in these securities as of September 30, 2001 totaled $80.5 million. The Company has included $35.0 million of these securities in cash and cash equivalents at September 30, 2001, as they have original maturities of less than 90 days. The remaining debt securities totaling $45.5 million at September 30, 2001 have been classified as short-term marketable investments. The fair value of the Company's total investments in marketable securities based upon the closing market prices of such securities on September 30, 2001 approximated the carrying value. The Company has designated all of its investments as held-to-maturity, except for an investment with a cost basis of $3.4 million in commercial paper issued by Southern California Edison, which was transferred from being classified as held-to-maturity to available-for-sale during the first three months of 2001 because the security had matured.

During the nine months ended September 30, 2001, the Company reduced the carrying value of the investment in commercial paper issued by Southern California Edison Company to its indicated fair market value of approximately $2.7 million. Included in other income, net for the nine months ended September 30, 2001 is a loss adjustment of $1.0 million to adjust the carrying value of the investment to fair market value. Included in other comprehensive income for the three and nine months ended September 30, 2001 is an unrealized gain adjustment of $0.3 million. The ultimate net realizable value of this investment is not practicably determinable.

Investments In Sales-Type Leases

During the year ended December 31, 2000, the Company entered into a $10.0 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. During the three months ended March 31, 2001, this investment was sold at an amount that approximated the carrying value.

During the year ended December 31, 2000, the Company entered into an $8.6 million credit facility with another customer for the purchase of the Company's equipment under a capital lease agreement. At December 31, 2000, the Company had a net lease receivable from this customer of $4.7 million. During the nine months ended September 30, 2001, the Company received the lessee's quarterly lease payments;

however, as a result of the continuing deterioration of the lessee's financial position, the Company took a $2.6 million charge to reduce the carrying value of the lease receivable. This charge is included in bad debt expense for the nine months ended September 30, 2001.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company's revenues for the three months ended September 30, 2001 include revenue recognized from significant customers totaling $1.3 million or 26%, $0.8 million or 16%, $0.5 million or 10% and one international customer totaling $0.9 million or 18% of net revenue. The Company's revenues for the nine months ended September 30, 2001 include revenue recognized from significant customers totaling $3.7 million or 19%, $2.0 million or 10% and one international customer totaling $4.0 million or 21% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from four customers individually representing 24%, 21%, 18% and 11% of total accounts receivable at September 30, 2001.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the nine months ended September 30, 2001, the Company recorded charges totaling $51.0 million related to finished goods and raw materials in excess of anticipated requirements. The reductions to inventory value and loss on purchase commitments are included in cost of revenues.

New Accounting Standards

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types of hedges. The Company did not use any derivatives in the nine months ended September 30, 2001 and there was no cumulative effect adjustment upon adoption.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). This statement supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") and amends or supersedes a number of interpretations of APB 16. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, except certain transactions initiated prior to July 1, 2001 and changes the criteria to recognize intangible assets apart from goodwill. FAS 141 is effective for any business combination completed after June 30, 2001. Adoption of FAS 141 is not currently expected to have a material impact on our results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This statement supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." FAS 142 stipulates that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or under certain circumstances more frequently, for impairment. FAS 142 is effective for any goodwill and intangible assets acquired after June 30, 2001 and upon adoption for such assets acquired before July 1, 2001. Companies are required to adopt FAS 142 in the first fiscal year beginning after December 15, 2001. Adoption of FAS 142 is not currently expected to have a material impact on our results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt FAS 143 in the first fiscal year beginning after June 15, 2002. Adoption of FAS 143 is not currently expected to have a material impact on our results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 provides a single accounting model for long-lived assets to be disposed of. Companies are required to adopt FAS 144 in the first fiscal year beginning after December 15, 2001. Adoption of FAS 144 is not currently expected to have a material impact on our results of operations.

NOTE 2 - Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, excess inventory and adverse purchase commitments, restructuring, the ultimate realizability of investments and the ultimate outcome of litigation. Actual results could differ from those estimates.

NOTE 3 - Net Income Per Share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 1.4 million and 3.0 million for the three and nine month periods ended September 30, 2001, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect. Common stock equivalents used to calculate diluted earnings per share totaled
7.2 million and 8.0 million for the three and nine month periods ended September 30, 2000, respectively.

NOTE 4 - Composition of Certain Balance Sheet Captions (in thousands)

                                              September 30,       December 31,
                                                  2001               2000
                                             -------------       ------------
                                               (Unaudited)
        Inventory:
          Raw materials                      $      77,408       $     22,635
          Work in process                              513              1,529
          Finished goods                            14,748             14,569
          Allowance for excess and
          obsolescence                            (79,293)           (12,328)
                                             -------------       ------------
                                             $      13,376       $     26,405
                                             =============       ============


        Accrued liabilities:
          Accrued compensation                $      2,345       $      4,126
          Accrued warranty                           1,000              3,714
          Accrued vacation                           1,191              2,203
          Deferred revenue                             538              2,554
          Other                                      2,339              4,754
                                             -------------       ------------
                                             $       7,413       $     17,351
                                             =============       ============

NOTE 5 - Commitments

In April 1999, the Company entered into an agreement with a contract manufacturer whereby the contract manufacturer was authorized to procure inventory on behalf of the Company. Due to the sudden slowdown in the capital equipment requirements of the telecommunications industry as a whole and more specifically the Company's historically significant customers, the Company and its contract manufacturer had procured inventory in excess of current requirements. As a result in May 2001 the Company and its contract manufacturer entered into an agreement that outlines payment terms for inventory purchased by the contract manufacturer on behalf of the Company. Since execution of the agreement, the Company has paid the contract manufacturer $15.2 million related to the May 2001 agreement. At September 30, 2001 the remaining balance of $15.2 million, which is subject to an audit by the Company, is included in accounts payable and is due in two equal quarterly installments in October 2001 and January 2002. In September 2001, the Company notified the contract manufacturer that based on the Company's audit, the remaining balance is in dispute and that no further payments will be made until the dispute is resolved. Accordingly, the Company did not make the payment scheduled for October 2001. The ultimate outcome of this dispute is not currently practically determinable.

NOTE 6 - Restructuring

On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the three months ended March 31 2001. These charges (shown below in tabular format) primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. As a result of this plan, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all reductions related to this plan occurred prior to March 31, 2001.

On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in all areas of the Company. As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions. Substantially all reductions occurred prior to September 30, 2001.

As a part of these plans, the carrying values of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the first nine months of 2001, the Company recorded losses from impairment of assets of $10.9 million, which were recorded as restructuring costs. Substantially all of the impaired assets are being held for disposition and will not continue to be depreciated. The Company estimates that depreciation expense will be reduced by $1.3 million, $3.9 million, $3.2 million, $2.2 million and $0.3 million for the years ending December 31, 2001, 2002, 2003, 2004 and 2005, respectively, as a result of this charge.

Also as part of these plans, the Company elected to consolidate its operations and attempt to sub-lease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the first nine months of 2001, the Company recorded estimated excess lease costs of $5.9 million which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the nine months ended September 30, 2001. Future cash outlays related to these plans are expected to be completed in 2006.

Details of the restructuring charges are as follows (in 000s):


                                     Reserve Balance                        Reserve Balance
                          Cash/        at June 30,                            at September
                        Non-cash          2001        Charge     Activity      30, 2001
                        ---------      --------     ----------   ----------   ----------
Impairment of assets    Non-cash       $       --   $    9,000   $       --   $    9,000
Excess lease costs      Cash                  517        5,000         (253)       5,264
Elimination of job
  responsibilities      Cash                   --        2,000       (1,241)         759
                                       ----------   ----------   ----------   ----------
                                       $      517   $   16,000   $   (1,494)  $   15,023
                                       ==========   ==========   ==========   ==========

In connection with these plans, management determined that the estimated future cash flows from certain intangible assets acquired in the purchase of OnPREM Networks Corporation would likely not be sufficient to recover the carrying value of such assets. The Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets in the nine months ended September 30, 2001. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

NOTE 7  - Litigation

Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers and similar complaints have been filed against the Company and its directors, alleging violations of the securities laws arising out of declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.

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

Stock Option Exchange Program

In May 2001, the Company allowed employees holding options to purchase the Company's common stock to cancel certain stock option grants in exchange for options to purchase the same number of common shares which were granted in May 2001 with an exercise price equal to the fair market value on the date of the new grant (the "Exchange Program"). Options to purchase shares of common stock granted under the Exchange Program vest ratably over a period of 36 months and have a life of five years from the date of grant. All other terms of options granted under the Exchange Program are substantially the same as the cancelled options. In May 2001, the Company cancelled and immediately granted replacement options to purchase 3.1 million shares of common stock in conjunction with the Exchange Program at an exercise price of $3.19 per share. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and be amortized over the vesting period in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." During the three months ended September 30, 2001, the Company recognized a credit to compensation expense of $316,000 related to the Exchange Program. For the nine months ended September 30, 2001 the Company recognized compensation expense of zero related to the Exchange Program.

Restricted Common Stock

In August 2001, the Company granted 3,550,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest 50% one year from the date of grant and ratably each month thereafter for a period of 12 months. The related net compensation expense of approximately $7.3 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of two years. During the three and nine months ended September 30, 2001, the Company recognized compensation expense of $1.1 million related to this grant of restricted common stock.

NOTE 9 - Recent Events

In October 2001, the Company granted 1,550,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest monthly ratably after one year of service for a total vesting period of 24 months. The related net compensation expense of approximately $1.8 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of two years.

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

     For the three months ended September 30, 2001, revenue recognized from our largest customers, Mpower Communications, Versatel, Network Telephone and Verizon accounted for approximately 26%, 18%, 16% and 10%, respectively, of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Future sales, if any, to historically significant customers may be substantially less than historical sales. The loss of any one of our historically significant customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

     To date, gross margin on sales of our CE200 and CE150 systems and related wide area network and line cards, typically sold as combined systems, have been higher than gross margin on sales of DSL CPE. Furthermore, combined systems are not generally fully-populated (i.e., less than the total number of line cards which each system can support) when sold. When our customers add more subscribers than are supported in the initial configuration, we expect that these customers will purchase additional line cards from us to increase subscriber capacity. The sale of additional line cards generally generates higher gross margin than the initial sale of combined systems. We expect pricing competition will continue in the future which may result in lower average selling prices for our current products and as a result our gross margins may continue to decline.

     We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facilities in San Diego, California. Accordingly, a significant portion of our cost of revenue could consist of payments to our contract manufacturers.

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

     Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation. During the second quarter of 2001, additional deferred compensation was recorded in conjunction with the Exchange Program (see Note 8 to Condensed Financial Statements). During the third quarter of 2001, additional deferred compensation was recorded in conjunction with a grant of restricted stock to employees. The intrinsic value of the options to purchase common stock granted under the Exchange Program will be re-measured at the end of each period for the life of the option. We expect that the total amount of deferred compensation expense that will be recognized under the Exchange Program will vary from period to period and the ultimate amount of deferred compensation expense that will be recognized is not currently determinable. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. We recorded total deferred stock compensation of $17.0 million from inception to December 31, 2000 and $6.8 million in the nine months ended September 30, 2001 and amortized $14.7 million from inception to December 31, 2000 and $2.4 million for the nine months ended September 30, 2001. In August 2001, the Company granted 3,550,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest 50% one year from the date of grant and ratably each month thereafter for a period of 12 months. The related net compensation expense of approximately $7.3 million will be amortized over the vesting period of two years. In October 2001, the Company granted 1,550,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest monthly ratably after one year of service for a total vesting period of 24 months. The related net compensation expense of approximately $1.8 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of two years.

Deferred stock compensation and amortization of deferred stock compensation could materially increase or decrease in future periods.

     On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the three months ended March 31 2001. These charges (shown below in tabular format) primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. As a result of this plan, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all reductions related to this plan occurred prior to March 31, 2001.

     On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in all areas of the Company. As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions. Substantially all reductions occurred prior to September 30, 2001.

     As a part of these plans, the carrying values of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the first nine months of 2001, the Company recorded losses from impairment of assets of $10.9 million, which were recorded as restructuring costs. Substantially all of the impaired assets are being held for disposition and will not continue to be depreciated. The Company estimates that depreciation expense will be reduced by $1.3 million, $3.9 million, $3.2 million, $2.2 million and $0.3 million for the years ending December 31, 2001, 2002, 2003, 2004 and 2005, respectively, as a result of this charge.

     Also as part of these plans, the Company elected to consolidate its operations and attempt to sub-lease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the first nine months of 2001, the Company recorded estimated excess lease costs of $5.9 million which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the nine months ended September 30, 2001. Future cash outlays related to these plans are expected to be completed in 2006.


Details of the restructuring charges are as follows (in 000s):

                               Reserve Balance                            Reserve Balance
                       Cash/     at June 30,                                at September
                      Non-cash     2001          Charge        Activity      30, 2001
                     ---------  ----------     ----------     ----------     ----------
Impairment of assets  Non-cash  $       --     $    9,000     $       --     $    9,000
Excess lease costs    Cash             517          5,000           (253)         5,264
Elimination of job
  Responsibilities    Cash              --          2,000         (1,241)           759
                                ----------     ----------     ----------     ----------
                                $      517     $   16,000     $   (1,494)    $   15,023
                                ==========     ==========     ==========     ==========

     In connection with these plans, management determined that the estimated future cash flows from certain intangible assets acquired in the purchase of OnPREM Networks Corporation would likely not be sufficient to recover the carrying value of such assets. The Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets in the nine months ended September 30, 2001. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.


                                                         Three Months Ended  Nine Months Ended
                                                           September 30,       September 30,
                                                           2001      2000      2001      2000
                                                           -----     -----     -----     -----
Net revenue                                                100.0%    100.0%    100.0%    100.0%
Cost of revenue                                             67.9      47.1     326.9      46.2
                                                           -----     -----     -----     -----
  Gross margin                                              32.1      52.9    (226.9)     53.8
Operating expenses:
  Research and development                                 157.2      11.0     157.7      10.9
  Sales and marketing                                       53.9      10.7      75.7      10.6
  General and administrative                                57.8       4.7      72.3       4.6
  Amortization of purchased
    intangibles                                               --       5.7      27.6       5.3
  Amortization of deferred stock
    compensation                                            19.8       0.9      12.4       1.3
  Restructuring costs                                      313.0        --     105.5        --
  Write-off of purchased
    intangibles                                               --        --     211.3        --
  Write-off of in-process
    research and development                                  --        --        --       2.7
                                                           -----     -----     -----     -----
      Total operating expenses                             601.7      33.0     662.5      35.4
                                                           -----     -----     -----     -----
Income (loss) from operations                             (569.6)     19.9    (889.4)     18.4
Interest and other income, net                              15.5       2.7      14.8       2.7
                                                           -----     -----     -----     -----
Income (loss) before income taxes                         (554.1)     22.6    (874.6)     21.1
Provision for income taxes                                    --       9.7        --       5.7
                                                           -----     -----     -----     -----
Net income (loss)                                         (554.1)     12.9    (874.6)     15.4
                                                          ======     =====    ======     =====

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

     Net Revenue. Net revenue decreased from $93.5 million for the three months ended September 30, 2000 to $5.1 million for the three months ended September 30, 2001. This decrease was due to significantly fewer sales of our CE200 and CE150 DSL access concentrators and related line cards. Sales to our four largest customers for the three months ended September 30, 2000, NorthPoint, Network Telephone, McLeod and Lucent, decreased from $32.6 million, $12.9 million, $12.7 million, and $11.1 million, respectively, during that period to an aggregate of $1.0 million for the three months ended September 30, 2001. Sales to our four largest customers for the three months ended September 30, 2001, Mpower Communications, Versatel, Network Telephone and Verizon, were $1.3 million, $0.9 million, $0.8 million, and $0.5 million, respectively.

     Gross Margin. Our gross margin decreased from $49.4 million for the three months ended September 30, 2000 to $1.6 million for the three months ended September 30, 2001. The decrease in gross margin occurred primarily because of a decrease in net revenue, decreased average selling prices and decreased production volumes.

     Research and Development. Our research and development expenses decreased from $10.4 million for the quarter ended September 30, 2000 to $8.0 million for the three months ended September 30, 2001. This decrease was due to a decrease in personnel expenses related to a decrease in our engineering staff and decreased spending on prototype materials. Research and development expenses as a percentage of net revenue increased from 11.0% for the quarter ended September 30, 2000 to 157.2% for the three months ended September 30, 2001. This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the quarter ended September 30, 2001.

     Sales and Marketing. Our sales and marketing expenses decreased from $10.0 million for the three months ended September 30, 2000 to $2.8 million for the three months ended September 30, 2001. This decrease was due to a decrease in personnel expenses for sales and marketing staff, decreased sales compensation associated with decreased net revenue, decreased promotional and product marketing costs and decreased spending on travel costs during the stated periods. Sales and marketing expenses as a percentage of net revenue increased from 10.7% of net revenue for the three months ended September 30, 2000 to 53.9% for the three months ended September 30, 2001. This increase was primarily the result of a decrease in our net revenue for the three months ended September 30, 2001.

     General and Administrative. Our general and administrative expenses decreased from $4.4 million for the quarter ended September 30, 2000 to $3.0 million for the quarter ended September 30, 2001. This decrease was due to decreases in personnel expenses and bad debt expense. General and administrative expenses as a percentage of net revenue increased from 4.7% for the quarter ended September 30, 2000 to 57.8% for the quarter ended September 30, 2001. This increase was primarily the result of a decrease in our net revenue for the quarter ended September 30, 2001.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased from $5.3 million for the quarter ended September 30, 2000 to zero for the quarter ended September 30, 2001. During the second quarter of 2001, the Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

     Interest and Other Income. Interest and other income decreased from $2.7 million for the quarter ended September 30, 2000 to $1.0 million for the quarter ended September 30, 2001. This decrease was primarily due to higher average cash balances during the quarter ended September 30, 2000.

     Interest Expense. Our interest expense increased from $149,000 for the quarter ended September 30, 2000 to $212,000 for the quarter ended September 30, 2001. This increase was primarily due to an increase in the amounts outstanding under capital lease and equipment notes payable facilities as a result of additional financing of computers, equipment for research and development and for other equipment.

     Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2001 was 0% compared to 43% for the same period in the prior year. The provision for income taxes for the three months ended September 30, 2001 and 2000 are based on estimates of the effective income tax rate for the entire year.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

     Net Revenue. Net revenue decreased from $234.5 million for the nine months ended September 30, 2000 to $19.3 million for the nine months ended September 30, 2001. This decrease was due to significantly fewer sales of our CE200 and CE150 DSL access concentrators and related line cards. Sales to our three largest customers for the nine months ended September 30, 2000, NorthPoint, Lucent, and Rhythms Netconnections, decreased from $62.0 million, $52.0 million and $25.8 million, respectively, during that period to an aggregate of $2.4 million for the nine months ended September 30, 2001. Net revenue for the nine months ended September 30, 2001 includes $3.1 million of revenue deferred from prior periods as during this period the criteria for revenue recognition had been met. Sales to our three largest customers for the nine months ended September 30, 2001, Versatel, Mpower Communications and Rhythms Netconnections, were $4.0 million, $3.7 million and $2.0 million, respectively.

     Gross Margin. Our gross margin decreased from $126.3 million for the nine months ended September 30, 2000 to $(43.9) million for the nine months ended September 30, 2001. The decrease in gross margin occurred primarily because of a decrease in net revenue and an excess inventory charge of $51.0 million related to inventory on hand and to future inventory purchase commitments in excess of anticipated requirements. Before the impact of these charges, gross margin as a percentage of sales for the nine months ended September 30, 2001 was adversely impacted by decreased average selling prices, sales mix and decreased production volumes.

     Research and Development. Our research and development expenses increased from $25.5 million for the nine months ended September 30, 2000 to $30.5 million for the nine months ended September 30, 2001. This increase was due to an increase in personnel expenses related to an increase in our engineering staff and quality and technical support costs including outside services. Research and development expenses as a percentage of net revenue increased from 10.9% for the nine months ended September 30, 2000 to 157.7% for the nine months ended September 30, 2001. This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the nine months ended September 30, 2001.

     Sales and Marketing. Our sales and marketing expenses decreased from $25.0 million for the nine months ended September 30, 2000 to $14.6 million for the nine months ended September 30, 2001. This decrease was due to a decrease in personnel expenses for sales and marketing staff, decreased sales compensation associated with decreased net revenue, decreased promotional and product marketing expenses and decreased spending on travel costs during the stated periods. Sales and marketing expenses as a percentage of net revenue increased from 10.6% of net revenue for the nine months ended September 30, 2000 to 75.7% for the nine months ended September 30, 2001. This increase was primarily the result of a decrease in our net revenue for the nine months ended September 30, 2001.

     General and Administrative. Our general and administrative expenses increased from $10.9 million for the nine months ended September 30, 2000 to $14.0 million for the nine months ended September 30, 2001. This increase was due to increased facilities costs, increased spending on outside services and increased depreciation expense, partially offset by decreased spending on employee recruiting and decreased bad debt expense. General and administrative expenses as a percentage of net revenue increased from 4.6% for the nine months ended September 30, 2000 to 72.3% for the nine months ended September 30, 2001. This increase was primarily the result of a decrease in our net revenue for the nine months ended September 30, 2001.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased from $12.4 million for the nine months ended September 30, 2000 to $5.3 million for the nine months ended September 30, 2001. During the second quarter of 2001, the Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

     Interest and Other Income. Interest and other income decreased from $6.9 million for the nine months ended September 30, 2000 to $3.5 million for the nine months ended September 30, 2001. This decrease was primarily due to higher average cash balances during the nine months ended September 30, 2000 and a loss in the investment in commercial paper of Southern California Edison of $1.0 million.

     Interest Expense. Our interest expense increased from $445,000 for the nine months ended September 30, 2000 to $661,000 for the nine months ended September 30, 2001. This increase was primarily due to an increase in the amounts outstanding under capital lease and equipment notes payable facilities as a result of additional financing of computers, equipment for research and development and for other equipment.

     Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2001 and 2000 are based on an estimate of the effective income tax rate for the entire year offset in 2000 by the elimination of the valuation allowance related to its deferred tax assets as the realization of such assets became probable. The reduction of the valuation allowance decreased the tax provision by approximately $7.8 million.

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

     At September 30, 2001, we had cash and cash equivalents of $35.7 million and short-term marketable investments of $45.5 million.

     Cash provided by/(used in) operating activities for the nine months ended September 30, 2001 and 2000 was $(81.5) million and $48.4 million, respectively. The relative increase in cash used in operating activities for the nine months ended September 30, 2001 compared to cash provided by operating activities in the same period in the prior year was primarily the result of a net decline in net income (loss) of $205.1 million partially offset by an increase in non-cash charges, and a net change in operating assets and liabilities.

     Cash provided by/(used in) investing activities for the nine months ended September 30, 2001 and 2000 was $52.6 million and $(8.5) million, respectively. The relative increase in cash provided by investing activities for the nine months ended September 30, 2001 compared to cash used in investing activities in the same period in the prior year was the result of an increase in net maturities of marketable investments partially offset by a decrease in purchases of property and equipment.

     Cash provided by/(used in) financing activities for the nine months ended September 30, 2001 and 2000 was $(1.3) million and $6.4 million, respectively. The increase in cash used in financing activities for the nine months ended September 30, 2001 compared to cash provided by financing activities for the same period in the prior year was primarily due to an increase in payments on capital leases and equipment notes payable and a decrease in proceeds from the issuance of common stock.

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

     . our obligation to purchase certain finished product and raw materials in excess of anticipated requirements is less than or more than expected;

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

     The uncertainties in the CLEC industry in general and among our CLEC customers in particular, and the resulting impact on our business, has made it increasingly difficult for us to reliably forecast our revenues and profitability. We expect that we will continue to be faced with these challenges for as long as the CLEC industry experiences financial difficulties, or until we can successfully shift our business away from reliance on our CLEC customers and add customers with stronger financial positions.

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

     Copper Mountain May Not Achieve Quarterly or Annual Profitability

     Copper Mountain experienced a significant decline in revenues in the first three quarters of 2001 and anticipates a decline in its revenues in the full year 2001 compared to the full year 2000 and also expects to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty achieving profitibility. We cannot be certain that we will realize sufficient revenues in the future to achieve profitability on an annual or quarterly basis.

     Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

     Copper Mountain sells its products predominantly to CLECs. Sales to our largest four customers accounted for approximately 70% of our net revenue for the three months ended September 30, 2001. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our larger CLEC customers and, in particular:

     .    the product requirements of these customers;

     .    the financial and operational success of these customers;

     .    the success of these customers' services deployed using our products;
          and

     . the attractiveness of our products compared to our competitors products.

     Our revenue has declined on a sequential basis each quarter from the third quarter of the year ended December 31, 2000 to the third quarter of the year ending December 31, 2001. In light of the market dynamics of the telecommunication service provider industry, it has become extremely difficult for us to forecast our revenues. Future sales, if any, to our historically significant customers may be substantially less than historical sales. The loss of another major customer or the delay of significant orders from any significant customer, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

     As of September 30, 2001 we operated our business from facilities in Palo Alto, California and San Diego, California. We expect to continue to face challenges related to effectively and efficiently coordinating our operations between our facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.

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

     We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management's Attention and Resources

     Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers, and similar complaints have been filed against the Company and its directors in Delaware and California state courts, alleging violations of the securities laws arising out of declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. In May 2001, the complaints filed in federal court were consolidated into a single complaint. No assurances can be made that we will be successful in our defense of the claims specified in any of these complaints. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if these payments are not entirely covered by our insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

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

     Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

     Copper Mountain's success will depend in part upon its strategic distribution partnerships, including its original equipment manufacturer agreements under which we have agreed to manufacture, and sell our products to certain distribution partners. The amount and timing of resources which our strategic partners devote to our business is not within our control. Our strategic partners may not perform their obligations as expected. In some cases, agreements with our strategic partners are relatively new, and we cannot be certain that we will be able to sustain the level of revenue generated thus far under these strategic arrangements. If any of our strategic partners chooses not to renew, breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that these relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

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

     Copper Mountain May Experience Difficulties in the Introduction of New Products That Could Result in Copper Mountain Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products

     Copper Mountain intends to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, such as new broadband services concentrators and associated line cards, new DSL concentrators, line cards for different DSL variants and new types of customer premise equipment. We may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in:

     .    delays in or loss of market acceptance and sales;

     .    diversion of development resources;

     .    injury to our reputation; and

     .    increased service and warranty costs.

Any of these could materially adversely affect our business, financial condition and results of operations.

     Copper Mountain Is Dependent on Widespread Market Acceptance of Its
Products

     Widespread market acceptance of Copper Mountain's products is critical to its future success. Factors that may affect the market acceptance of our products include market acceptance of broadband services concentrators in general and Copper Mountain's broadband services concentrator products in particular, market acceptance of DSL technology in particular, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies and the success and development of our resellers, original equipment manufacturers and field sales channels. Many of these factors are beyond our control. The introduction of new and enhanced products may cause certain customers to defer or return orders for existing products. Although we maintain reserves against such returns, such reserves may not be adequate. We cannot be certain that we will not experience delays in product development in the future. Failure of our existing or future products to maintain and achieve meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations.

     Because Substantially All of Copper Mountain's Revenue is Derived From Sales of a Small Number of Products, Its Future Operating Results Will Be Dependent on Sales of These Products

     Copper Mountain currently derives substantially all of its revenues from its product family of DSL solutions and expects that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products, including, but not limited to our broadband services concentrator products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers Northpoint Communications, Inc and Rhythms Netconnections, Inc. Factors that could, in the future, affect sales of our current or new or enhanced products include:

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

     If Copper Mountain Loses Key Personnel It May Not Be Able to Successfully Operate Its Business

     Copper Mountain's success depends to a significant degree upon the continued contributions of the principal members of its sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our senior management. Except for an agreement with our President and Chief Executive Officer and our Senior Vice President of Engineering, we do not have employment contracts with our key personnel. In any event, employment contracts would not prevent key personnel from terminating their employment with Copper Mountain. The loss of the services of any key personnel, particularly senior management and engineers, could materially adversely affect our business, financial condition and results of operations.

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

     We May Expand Our Operations in International Markets. Our Failure to Effectively Manage Our International Operations Could Harm Our Business.

     Entering new international markets may require significant management attention and expenditures and could adversely affect our operating margins and earnings. To date, we have not been able to successfully penetrate these markets. The Company is shifting from a direct to indirect international sales and support model. To the extent that we are unable to do so, our growth in international markets would be limited, and our business could be harmed.

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

     In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks have been highly volatile. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. We have become the target of such litigation, and several class action lawsuits have been filed against us and certain of our officers alleging violation of Federal securities laws related to declines in our stock price. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and results of operations.

     Substantial Future Sales of Copper Mountain's Common Stock in the Public Market Could Cause Its Stock Price to Fall

     Sales of a large number of shares of Copper Mountain's common stock in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of September 30, 2001, we had approximately 57 million shares of common stock outstanding. We have filed four registration statements on Form S-8 with the Securities and Exchange Commission covering the 19.1 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of September 30, 2001, approximately 2.2 million shares are currently subject to exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company's expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at September 30, 2001.

     At September 30, 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. The investment which matured in February 2001 and is currently in default is included in short-term marketable investments at its indicated fair market value as of September 30, 2001 of approximately $2.7 million. The ultimate amount of the decline in fair value and the net realizable value of this investment is not currently practicably determinable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the litigation included in our Quarterly Report on Form 10-Q for the three months ended June 30, 2001 (the "Second Quarter 10-Q"). The motion to dismiss that is referenced in the Second Quarter 10-Q has been rescheduled to be heard November 29, 2001.

On July 27, 2001 the Company filed a complaint in the San Francisco County Superior Court against Morgan Stanley Dean Witter & Co. ("Morgan Stanley") alleging breach of contract, breach of fiduciary duty and negligence in connection with certain losses on investments. The Company and Morgan Stanley are currently discussing a settlement. No assurances can be made that we will be successful in our assertion of such claims or in obtaining a settlement. If we are not successful in our assertion of such claims or do not obtain a settlement, we could realize losses on certain investments and such losses could have a material adverse effect on our business, financial condition and results of operations. Even if our assertion against such claims is successful, the litigation could result in substantial costs or a counter claim and divert management's attention and resources, which could adversely affect our business.

Item 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Copper Mountain Networks, Inc.




Date: November 9, 2001                 /s/ RICHARD S. GILBERT
                                       -----------------------------------------
                                        Richard S. Gilbert
                                        Chairman, President and
                                        Chief Executive Officer

                                       /s/ MICHAEL O. STAIGER
                                       -----------------------------------------
                                        Michael O. Staiger
                                        Chief Financial Officer
                                        Secretary