Form 10-K
period 2001-12-31
COPPER MOUNTAIN NETWORKS INC
filed 2002-03-05
CIK 1031951

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K


   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the year ended December 31, 2001
                                      or

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from        to      .

                      Commission File Number (000-25865)

                               -----------------

                        Copper Mountain Networks, Inc.
            (Exact name of registrant as specified in its charter)

                         Delaware                 33-0702004
              (State or other jurisdiction of  (I.R.S. Employer
              incorporation or organization)  Identification No.)


                             1850 Embarcadero Way
                          Palo Alto, California 94303
                                (650) 687-3300
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 31, 2002 was approximately $71,996,967 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of February 15, 2002 was 58,395,636.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's year ended December 31, 2001.

   Certain exhibits filed with the registrant's (i) Registration Statement on Form S-1 (File No. 333-73153), as amended, (ii) Form 10-Q for the quarter ended September 30, 1999, (iii) Form 10-K for the year ended December 31, 1999, (iv) Current Report on Form 8-K filed with the Commission on March 15, 2000, (v) Registration Statement on Form S-1 subsequently converted to Form S-3 (File No. 333-32846), (vi) Notice of Annual Meeting and Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission on April 10, 2000, (vii) Registration Statement on Form S-8 filed with the Commission on June 7, 2000 (File No. 333-38798), (viii) Current Report on Form 8-K filed with the Commission on March 8, 2001, (ix) Registration Statement on Form S-8 filed with the Commission on June 28, 2001 and (x) Form 10-Q for the quarter ended September 30, 2001 are incorporated by reference into Part IV of this Report.

                        COPPER MOUNTAIN NETWORKS, INC.

                                   FORM 10-K

                     For the Year Ended December 31, 2001

                                     INDEX

                                                                                      Page
                                                                                      ----
Part I
  Item 1.  Business..................................................................   1
  Item 2.  Properties................................................................  29
  Item 3.  Legal Proceedings.........................................................  29
  Item 4.  Submission of Matters to a Vote of Security Holders.......................  31
Part II
  Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters..  32
  Item 6.  Selected Financial Data...................................................  33
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................  34
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk................  44
  Item 8.  Financial Statements and Supplementary Data...............................  45
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures...............................................................  45
Part III
  Item 10. Directors and Executive Officers of the Registrant........................  46
  Item 11. Executive Compensation....................................................  46
  Item 12. Security Ownership of Certain Beneficial Owners and Management............  46
  Item 13. Certain Relationships and Related Transactions............................  46
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  47
           Signatures................................................................  49

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

Overview

   Copper Mountain Networks, Inc. (Nasdaq: CMTN) is a provider of intelligent broadband access solutions. The company designs, manufactures, sells and supports a broad range of subscriber access and broadband services concentration equipment for Incumbent Local Exchange Carriers (ILECs), Competitive Local Exchange Carriers (CLECs), Independent Operating Companies
(IOCs), Inter-exchange Carriers (IXCs), Postal Telephone and Telegraphs (PTTs) and other facilities-based carrier networks worldwide. These products enable efficient and scalable deployment of advanced voice, video and data services while leveraging existing network infrastructures and reducing both capital and operational costs.

   Our revenue is generated primarily from sales of our central office based equipment: our CopperEdge 200 DSL Concentrators (CE200), the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL customer premises equipment (CPE). Additionally, we sell network management software which provides monitoring and management capabilities. Copper Mountain also sells the CopperEdge 150 DSL Concentrator (CE150) to support applications for users in the Multi-Tenant Unit (MTU) market where our equipment is deployed within buildings which house multiple small to medium-sized businesses or tenants. For the year ended December 31, 2001, sales to our three largest customers accounted for approximately 50% of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.

   We have also announced the development of a new product, the VantEdge Broadband Services Concentrator (BSC). We believe that the VantEdge is the industry's first purpose-built product designed to evolve the central office for advanced broadband services. The VantEdge is designed to significantly improve broadband service profitability by integrating and delivering a wide range of IP and non-IP services to subscribers, while reducing the capital and operational costs associated with provisioning these new services. The VantEdge is scheduled for availability in the summer of 2002.

   Copper Mountain markets and sells its products directly to telecommunications service providers and through distribution partners such as value-added resellers. In 2001 we derived approximately 95% of our revenue from sales made directly to telecommunications service providers with the balance of our sales made through distributors.

Industry Background

   DSL technology was initially developed in the early 1990s by U. S. ILECs as a means to deliver video over the existing copper infrastructure. While the technology worked, the economics of DSL service deployment were not attractive, and thus little deployment was funded.

   The mid-1990s witnessed two key catalysts to the wide-scale deployment of
DSL: the wide spread adoption and growth of the Internet and the passage of the Telecommunications Act of 1996. DSL offered higher speed access to the Internet for consumers and businesses, over the existing copper wiring infrastructure. While many service providers recognized the opportunity for new services and revenues, it was the CLECs, whose formation was enabled by the Telecommunications Act of 1996, that moved most aggressively, securing, funding and building regional and nationwide networks.

   Also in the mid-1990s, the prospect of greater competition from cable operators deploying cable modems to deliver high-bandwidth services prompted the ILECs to accelerate their own investments in broadband infrastructure and they chose DSL as a key technology to compete with the cable operators.

   Beginning in late 2000, many competitive carriers found it difficult to obtain capital to continue the build-out of their networks due to a range of investor concerns, including the viability of the CLEC business model and the prospects for and timing of CLEC profitability. This contributed to a wave of bankruptcies and consolidations among many CLECs and the ones who remained scaled back their networks and organizations.

   Overall, the copper-based broadband subscriber base continues to show strong growth. In its report dated October 2001 Cahners In-Stat Group forecasted the total number of U.S. DSL subscribers growing from 2,352,000 in 2000 to 17,450,000 in 2005, a compounded annual growth rate of 49.30%. However, while the demand picture appears strong, service providers have experienced significant difficulties due to the considerable macroeconomic downturn in 2001. Capital spending declined significantly in 2001 to reflect this economic deterioration, with most forecasts indicating a further reduction in 2002. This reduction in budget for networking equipment, including DSL equipment, has caused many service providers to slow the expansion of their networks, and focus on achieving profitability for their existing broadband subscribers.

   Many leading broadband service providers have begun to focus on the scalability of their existing broadband networks, and the possibility of deploying value-added voice and data services to achieve or improve profitability. An IEC DSL Executive Survey completed in June 2001 found that 45% of those executives surveyed classified the role of enhanced services as a "Critical Revenue Stream." Broadband service providers believe that services such as gaming and video on demand (VOD) for consumers, and derived voice and virtual private network (VPN) capabilities for businesses, may improve overall service profitability if delivered to subscribers over a single access line.

   Service providers must overcome significant limitations in today's access networks in order to improve scalability, enable value-added services, and improve profitability. The central office, as the first location where subscribers and services can be aggregated and managed, and the last location where services can be managed before delivery, plays an important role in scalability and profitability. We believe that service providers will increasingly look for central office-based solutions to leverage their current investments, improve scalability, enable value added services, and provide a platform for future growth and profits.

The Copper Mountain Solution

   Copper Mountain Networks, Inc. (Nasdaq: CMTN) is a provider of intelligent broadband access solutions. The company offers a broad set of subscriber access and broadband services concentration equipment for ILECs, CLECs, IOCs, IXCs, PTTs, and other facilities-based carrier networks worldwide. These products enable efficient and scalable deployment of advanced voice, video and data services while leveraging existing network infrastructures and reducing both capital and operational costs. Copper Mountain's products have been proven in some of the world's largest broadband network deployments. Our intelligent broadband access solutions offer the following key benefits:

    1) Intelligent aggregation solutions: As large broadband service providers continue to expand their networks to handle subscriber growth, they are experiencing some significant scaling issues. Copper Mountain's VantEdge Broadband Services Concentrator (BSC) is a purpose-built product, designed specifically for central office deployment in large-scale broadband access networks, which addresses these scaling issues. We expect the VantEdge BSC to leverage the service provider's previous investment in DSL access multiplexors (DSLAMs) and ATM switches, by intelligently aggregating and managing traffic from existing DSLAMs. We also expect the VantEdge BSC to enhance service provider profitability by providing a means of scaling existing networks, while reducing both capital and on-going operational costs. Additionally, the VantEdge BSC enables efficient and cost-effective delivery of advanced services, such as packet voice, streaming video, and broadcast audio/video, whose deployment in today's broadband access networks is very limited due to the high cost of delivering these services over existing network architecture. With the VantEdge BSC, broadband service providers should be able to both reduce costs and increase revenue, by being able to offer more services to their subscribers in a cost-effective, scalable manner.

    2) Intelligent subscriber solutions: Copper Mountain Networks' intelligent subscriber solutions have been deployed in some of the world's largest broadband networks. Copper Mountain's products are able to operate at multiple "layers" of network protocol stacks, including internet protocol (IP), point-to-point protocol (PPP) and asynchronous transfer mode (ATM). This enables service providers to manage traffic from multiple services more intelligently than with other products. Further, Copper Mountain products make possible the delivery of a wider range of data, voice and video services to subscribers over the service provider's copper loop infrastructure. Copper Mountain has two product families that can directly terminate subscriber loops: the VantEdge BSC family, which is expected to have a subscriber port density of up to 912 ports/chassis in its initial release, and the CopperEdge Intelligent DSL Concentrator family, which has a subscriber port density of up to 192 ports/chassis. Both product families feature Copper Mountain's multi-layer service intelligence, giving service providers a range of chassis options for them to use in various locations, depending on subscriber density.

    3) Carrier class, proven products: Copper Mountain's VantEdge and CopperEdge product families are designed to meet the stringent requirements of ILECs, IXCs, IOCs, CLECs and PTTs for deployment in their networks. The CopperEdge products are typically deployed in telephone company central offices, and the VantEdge and CopperEdge products are designed to meet or exceed demanding requirements in the central office such as power consumption; form factor and size requirements (19" or 23" rack mountable, with a 12" depth); and the Telcordia NEBS Level 3 requirements. The VantEdge and CopperEdge product families also feature redundancy at multiple points in the system, and hot-swappable cards for easyinstallation and replacement to provide overall network and service delivery reliability. To ease installation at the subscriber site, Copper Mountain has developed CPE device functionality and centralized network management intelligence to enable zero-configuration "plug-and-play" installation procedures. In a wide range of customer installations since 1998, including deployment in multiple nationwide networks comprised of thousands of Copper Mountain concentrators, Copper Mountain has developed a strong reputation for performance, reliability, ease of installation and scalability of its products. Copper Mountain is also an ISO 9001 certified company with strong internal quality systems, providing further assurances of product quality and customer responsiveness.

    4) Scalable, proven network management solutions: As broadband access networks grow, and service providers look to add more subscriber services to them, the challenge of managing the broadband access network, including all the network devices, all the subscribers, and all the services, becomes more complex. User self-selection of services further complicates the management of these networks. To manage the intelligent edge of broadband access networks, Copper Mountain offers the CopperView suite of network management tools. CopperView is a suite of software applications that runs on one or more computer servers in the service provider's network operations centers. CopperView communicates with and manages all the products in the VantEdge, CopperEdge and CopperRocket families, as well as CopperCompatible CPE devices that have undergone integration with CopperView. CopperView also provides a means for the service providers' other Network Management Systems (NMSs) and Operations Support Systems (OSSs) to interface to CopperView and to all Copper Mountain network products, so that the service provider can control end-to-end service provisioning and management of their entire network. CopperView has been integrated with the NMS and OSS products of other leading vendors and has been deployed as a key component of integrated provisioning and management systems installed in a variety of large production networks. CopperView has been successfully used to manage broadband access networks consisting of thousands of CopperEdge DSL concentrators, and tens of thousands of CPE devices.

   Multi-Vendor Interoperability: Copper Mountain has partnered with third-party customer premise equipment (CPE) manufacturers through the CopperCompatible(TM) program to develop a broad line of customer premise equipment, which is compatible with the VantEdge and CopperEdge intelligent access solutions. At the end of 2001, the CopperEdge platform was certified as interoperable with over 100 DSL CPE devices, as well as voice products and routers and switches in the network core. Additionally, the company has a compatibility program, known as CopperVIP(TM) (Voice in Packets), which tests and validates compatibility between the VantEdge and CopperEdge family of products and the leading providers of voice gateways. The CopperVIP program facilitates the simultaneous delivery of voice and data over the company's product platforms.

Strategy

   Copper Mountain's mission is To design, develop and deliver intelligent broadband access solutions that enable service providers to offer profitable, scalable value-added services. This mission reflects one of the company's core beliefs: that network intelligence must be extended to the edge of the network--to enable scalable, profitable copper-based broadband services.

   The key elements of our strategy include:

Target large, copper-based broadband service providers in North America and Europe

While we have sold substantially all of our products to CLEC customers to date, we believe the majority of the market opportunity for copper-based broadband access products moving forward will come from ILECs, IXCs and PTTs. We believe the limitations of early generation products, projected subscriber growth, the desire for second sourcing, and the requirement for intelligent solutions to enable service providers to deliver advanced services will drive additional procurement cycles from these customers. We have aligned our product, sales, marketing, support and distribution structures to reflect this market opportunity.

Develop intelligent, purpose-built solutions for the central office

The central office has become a critical networking junction for service providers. It is the first opportunity to consolidate subscribers and services, and the last opportunity to manage the delivery of multiple services to subscribers. We believe the likely path of network evolution for service providers will be to enhance the networking capabilities of the central office to improve scalability, enable new value-added services, and improve profitability. We will continue to develop, sell and deliver products that intelligently aggregate both subscribers and other broadband access equipment in the central office.

Become the market leader in Broadband Services Concentrators (BSCs)

   We believe a new class of product will emerge in the central office to address the existing access network limitations, and improve profitability for service providers. Moreover, we believe that the VantEdge is the first product purpose-built specifically to address these limitations in the central office. Our comprehensive central office experience, the proven reliability and performance of our CopperEdge product line and the features, performance and price of the VantEdge collectively will play an important role in our work to establish Copper Mountain as a leader in this important new category.

Expand our DSLAM market share

   Copper Mountain has sold over 14,000 CopperEdge DSLAMs, and over 1.2 million ports. The CopperEdge DSLAM is a stable and reliable platform ideally suited for small- to medium-sized central offices and medium- to large-sized multi-tenant buildings. The VantEdge will offer service providers what we believe to be an unprecedented combination of performance, port density and intelligence in a next generation DSLAM with an extremely low cost per port versus competing DSLAMs. With system-wide packet and cell architecture, a 130 gigabits per second (Gbps) backplane, the capability to support 1,824 subscriber ports per shelf, multi-layer traffic management and a host of automated provisioning features, the VantEdge will offer an ideal platform for large-scale DSL deployments. We believe this product, coupled with our CopperEdge product line, will help us to increase our overall market share in the DSLAM segment.

Accelerate customers' delivery of value-added services over broadband

   Many service providers are moving towards offering bundled services over broadband. To enable these services, they will need to evolve the networks, specifically the central office. Copper Mountain's solutions are well positioned to deliver the required features and functionality to deliver these bundled services in a scalable and cost-effective manner. We expect to develop partnerships, establish broad interoperability, participate in industry events and undertake other activities to showcase our solutions and their ability to accelerate the deployment of value-added services.

Establish broad interoperability

   We actively promote broad interoperability with a wide variety of hardware and software vendors. We have formed the CopperCompatible program through which we offer licenses of our DSL CPE technology to a number of third-party manufacturers of CPE equipment. Additionally, we support the interoperability of voice-related equipment through our CopperVIP program. Our efforts in the area of interoperability also enable our technology to be combined with other networking products such as routers, access and aggregation devices, and voice switches.
Copper Mountain Products

   Copper Mountain Networks offers a wide range of intelligent broadband access solutions to enable efficient and scalable deployment of advanced voice, video and data services while leveraging existing network infrastructures and reducing both capital and operational costs. Copper Mountain's products provide multiple building blocks used to build and expand broadband access networks: from intelligent central office aggregation solutions that aggregate traffic from existing DSL access multiplexors; to equipment that terminates the service provider side of subscriber loop circuits using technologies such as DSL and T1/E1; to subscriber-side CPE devices to provide connectivity between the subscriber's in-building networks and the circuit to the service provider; to a suite of network management tools for managing the intelligent edge of the service provider's broadband access network. Copper Mountain's products can be deployed in an end-to-end Copper Mountain-based network, or in a network interoperating with other vendors' equipment, depending on the requirements of the service provider. All of Copper Mountain's products feature high degrees of network and service intelligence, to enhance network scalability and to enable new advanced services to be most efficiently delivered over broadband access networks. Copper Mountain's solution consists of the following product lines:

   . VantEdge(TM) Broadband Services Concentrators are designed to be installed in telephone company central offices to intelligently aggregate traffic from existing DSL Access Multiplexors as well as to directly connect subscriber circuits to subscriber ports on the VantEdge.

   . CopperEdge(R) DSL Concentrators are deployed in telephone company central offices and in multi-tenant buildings to deliver a range of consumer and business broadband data and voice services to their customers.

   . CopperRocket(R) CPE devices are deployed at the customer premises to connect subscribers to the CopperEdge DSL Concentrators deployed in the broadband service provider network.

   . CopperView(TM) Network Management Software Tools: Broadband service providers run CopperView on one or more servers in their network operations centers, and use CopperView to configure and manage the networks constructed from and the services delivered by the VantEdge, CopperEdge and CopperRocket products, as well as other CopperCompatible CPE devices.

  VantEdge Broadband Services Concentrator

   The VantEdge Broadband Services Concentrator (BSC) is a product purpose-built for the central office to address two of the most critical issues facing broadband service providers today: scalability and profitability. We expect that the VantEdge BSC will introduce multi-layer service intelligence into a strategic junction in the service provider's network: the central office. This is the point where broadband services fan-out to hundreds or thousands of subscribers over individual subscriber circuits, and where subscriber traffic can first be effectively aggregated, managed and concentrated before traveling over inter-office trunks further into the service provider's network. By using the VantEdge BSC to aggregate traffic from existing DSL access multiplexors, a service provider should be able to leverage its existing access network investment and much more cost-effectively scale its network and add new advanced services immediately and in the future. In addition, high density line cards will enable the VantEdge BSC to terminate subscriber lines directly on the VantEdge, which should give the service provider another option for expanding the access network.

   The VantEdge BSC's multi-layer service intelligence will be able to act upon subscriber traffic at multiple network layers: IP, PPP, ATM, DSL. The VantEdge will be able to perform multiple types of IP and PPP layer aggregation of subscriber traffic, so that aggregated "service tunnels" can be sent out of the central office and further into the service provider's network. This can dramatically simplify the process of provisioning subscriber services, extend the useful life of existing ATM switches, and reduce the service provider's overall capital expenditures by eliminating the need for dedicated subscriber aggregation equipment further back in the network. The VantEdge BSC will also perform multi-layer traffic management on all of a subscriber's services simultaneously, so that higher priority services, whether they be IP or non-IP services, receive preference over lower-priority services. With its sophisticated subscriber traffic management features and its support for features needed by new advanced IP and non-IP services, the VantEdge BSC is designed to cost-effectively enable service providers to offer more sophisticated data, switched voice, and streaming audio/video services over their broadband access networks.

   The VantEdge BSC product will feature the following:

   .   Two chassis options:

      . The VantEdge 3000 is designed for the North American market, featuring 23" rack mounting, 12" depth, 20 slots for interface modules, and up to 912 subscriber ports in the initial release.


      . The VantEdge 3300 is designed for the European and International markets, featuring 19" rack mounting, 12" depth with front cabling, 14 slots for interface modules, and up to 624 subscriber ports in the initial release.

   . Two trunk interface modules connect to other DSLAMs for aggregation, or to the service provider's switched ATM network. Trunk modules in the initial release are:

      .   4 port DS-3/E3

      .   4 port OC-3/STM-1

   . Two subscriber interface modules directly terminate subscriber circuits on the VantEdge. Subscriber modules in the initial release are:

      .   48 port full-rate ADSL

      .   48 port G.shdsl

   . A 100Base-T port on the VantEdge chassis faciliates management of the VantEdge and enables the device to connect to other co-located IP-over-ethernet equipment for functions such as local content insertion.

   . Multi-layer service intelligence enables the VantEdge to act at multiple network layers (IP, PPP, ATM, DSL) to intelligently deliver subscriber services.

   . Multi-layer traffic management enables the VantEdge to simultaneously coordinate packets and cells at the port and queue levels, so that all services (IP and non-IP) can achieve the desired quality for the user experience.

   . Service aggregation enables the VantEdge to aggregate subscriber services at different layers (IP, PPP, ATM), for efficient delivery to the equipment further into the service provider's broadband access network.

   . Intelligent networking models enable the VantEdge to concurrently support multiple advanced networking models to make packet and cell forwarding decisions, including Transparent Virtual Routing, PPP aggregation, ATM cell relay, and virtual circuit cross connect.

   . Interoperability with other vendors' ATM DSL access multiplexors, ATM switches, and subscriber-side CPE devices ensures proper operation in a multi-vendor network environment.

   The VantEdge BSC builds upon Copper Mountain's years of experience in building intelligent, carrier-class networking equipment as well as the intellectual property base the company has built up over time. Much of the VantEdge's software base will leverage the feature-rich software of the CopperEdge product family. Dedicated VantEdge BSC product development activity commenced in 2000. In 2001, the company formally announced the product at the Supercomm 2001 trade show, and by the end of 2001 several prospective customers had indicated interest in the VantEdge by signing non-binding laboratory trial agreements.

  CopperEdge 200 DSL Concentrators

   The CopperEdge 200 (CE200) DSL Concentrator terminates up to 192 subscriber ports and supports a variety of services over those subscriber ports, including Internet access, VPN access, Frame Relay, ATM cell relay, voice over DSL (VoDSL), and voice over IP (VoIP). The CE200 is a carrier-class platform designed specifically for telephone company central office environments, and meets or exceeds industry standards and applicable regulatory requirements. The CE200 can also be deployed within multi-tenant buildings. The CE200 consists of a modular chassis containing power supplies, control system, wide area network interface modules and subscriber line cards. The CE200 product family features the following:

   . Contains redundant power supplies that can be replaced without interrupting power to the chassis;

   .   Supports a range of interfaces for wide area network connections;

   . Concurrently supports multiple advanced networking models implemented in the control system, including Transparent Virtual Routing, ATM cell relay, virtual circuit cross-connect, Frame Relay Multiplexing, and Frame Relay to ATM interworking;

   . Accommodates any combination of up to eight DSL or T1 line cards which connect to the subscriber CPE equipment, including:

       ADSL Line Card. The 24-port CopperEdge Asymmetric Digital Subscriber Line (ADSL) line card enables service providers to offer consumers converged voice and data services using any of four ADSL variants--G.dmt, ANSI T1.413, and G.lite, which are based on Discrete Multi-Tone (DMT), plus CAP/RADSL--all from a single module. This multi-mode line card conforms to all deployed ADSL and G.lite standards from the international telecommunication union (ITU) and american national standards institute (ANSI), ensuring that a wide range of CPE interoperate seamlessly to serve end-user consumers and teleworkers. ADSL delivers maximum line speeds of 8.064 Mbps downstream to the user and 1.024 Mbps upstream and maximum reach of 28,000 feet.

       G.shdsl Line Card. The 24-port CopperEdge G.shdsl Line Card implements the G.shdsl industry standard for high-speed, long-reach symmetric DSL circuits. Symmetric High-Speed Digital Subscriber Line (G.shdsl) is a superior delivery mechanism for the reliable, high-speed bandwidth businesses require, with improved rates and reach over earlier symmetric technologies. The G.shdsl line card supports speeds up to: 2.3 Mbps at loop distances as long as 10,000 feet (3 km) from the central office;
       1.5 Mbps out to 14,000 feet (4.3 km); and 192 Kbps out to 22,000 feet (6.7 km).

       G.lite Line Card. G.lite is part of Copper Mountain's complete solution for delivering consumer broadband services. G.lite (ITU standard
       G.992.2) enables simultaneous data and voice service over existing copper phone lines, without splitters or new inside wiring at the customer premise, eliminating costly installation truck rolls. The CopperEdge 24-port G.lite line card delivers speeds up to 3.0 Mbps downstream to the end user and 512 kbps upstream, and a reach of up to 26,200 feet. The G.lite line card also consumes significantly less power than full-rate ADSL technologies, reducing ongoing operating constraints.

       IDSL Line Card. For subscribers who can only be served over ISDN-capable copper lines, such as subscribers served by a digital loop carrier (DLC), Copper Mountain provides 24-port ISDN Digital Subscriber Line (IDSL) line cards. The IDSL line card delivers service at speeds between 64 kbps and 144 kbps up to a distance of 18,000 feet from the central office. The use of repeaters will increase the reach to over 30,000 feet.

       SDSL Line Card. The 24-port SDSL line card supports speeds from 128 kbps to 1.5 Mbps per port at loop distances as far as 28,000 feet from the central office. The CopperEdge is capable of bonding up to four 1.5 Mbps SDSL lines via inverse multiplexing (IMUX) technology. SDSL uses 2B1Q line coding to ensure spectral compatibility with other existing services. SDSL supports a wide range of high-speed data and toll-quality Voice over DSL (VoDSL) services, including Internet access, Frame Relay, virtual private networking (VPN), T1 replacement, private branch exchange (PBX), and multi-line voice--all from a single line card.

       T1 Line Card. The CopperEdge 12-port T1 line card offers service providers wide market coverage, extending the addressable market for broadband services to include customers previously unable to benefit from DSL service due to geographic location. The T1 line card utilizes a
       1.544 Mbps point-to-point dedicated, digital circuit and operates concurrently with any combination of Copper Mountain ADSL, G.shdsl, G.lite, IDSL, and SDSL line cards in a single CopperEdge chassis.

  CopperEdge 150 DSL Concentrators

   Copper Mountain's lower-density DSL concentrator, the CopperEdge 150 (CE150) is a DSL concentrator optimized for use in medium to large MTU buildings. The CopperEdge 150, available in configurations supporting 24 or 48 end-user customers, supports all six of the line cards listed above (ADSL, G.shdsl, G.lite,

IDSL, SDSL and T1). The CE150 enables MTU service providers to deliver multiple high-bandwidth services concurrently, including Internet access, corporate virtual private networks (VPNs), and Frame Relay services, as well as PBX extension and other voice services.

  CopperRocket Customer Premise Equipment (CPE)

   The CopperRocket family of CPE products consists of SDSL and IDSL modems, the CopperRocket 201 CPE products. These customer premise devices are simple to install and offer high-performance Internet and local area network (LAN) access at several selectable speeds from 64 kbps to 1.5 Mbps. The CopperRocket 201 CPE products can operate at multiple transmission speeds and distances to satisfy the price and performance needs of each subscriber. The CopperRocket is a ''plug-and-play'' device. There are no hardware switches, configuration parameters or end-user software configuration required. Copper Mountain's ZIP! (Zero Installation Procedure) feature enables the CopperRocket to communicate with a CopperEdge DSL Concentrator and automatically download all the necessary configuration parameters to immediately begin full operation.

   CopperRocket devices operate over standard copper telephone wire and provide dedicated, full-duplex throughput at multiple speeds to support network activities such as file transfers, intranet access and Internet Web browsing. The CopperRocket's multi-speed DSL feature enables service providers to remotely adjust line speed based upon subscriber requirements with no additional investment or software upgrade by the service provider and without requiring a costly visit to the subscriber premises.

  CopperCompatible(TM) CPE

   In addition to offering the CopperRocket CPE products, Copper Mountain works with several leading third-party equipment manufacturers to offer a broad range of interoperable customer premise equipment through our CopperCompatible program. To be certified as CopperCompatible, the third party CPE devices must pass a series of stringent interoperability tests with Copper Mountain's DSL solutions. This gives service providers and their subscribers multiple competitive sources for CPE, delivering more innovation than any single vendor could on its own, as well as a wide array of choices in cost and functionality, ranging from simple bridges to routers, IADs, and data service units (DSUs) with advanced features. By the end of 2001, more than 100 CPE devices had been certified as interoperable with Copper Mountain's platform.

  CopperView Network Management Tools

   The CopperView suite of network management tools gives the service provider the ability to effectively manage the intelligent edge of its broadband access network. CopperView directly communicates with and manages all of Copper Mountain's network products: the VantEdge, the CopperEdge, and the CopperRocket product families, as well as CopperCompatible CPE devices. CopperView also contains interfaces to allow the service provider's other network management and operations support systems to control and manage all the Copper Mountain products in the network, thereby enabling end-to-end service provisioning and management of the entire broadband access network. CopperView has been successfully integrated with multiple NMS and OSS systems used by various service providers. CopperView has also proven its ability to scale in large broadband access networks, by successfully managing networks consisting of thousands of CopperEdge DSL Concentrators, and hundreds of thousands of CPE devices. The CopperView suite consists of multiple components:

   . The CopperView Access Management System provides management of large networks of VantEdge Broadband Services Concentrators and CopperEdge DSL Concentrators with a simple, intuitive user interface.

   . The CopperView Element Management System provides a simple, intuitive user interface that allows configuration and management of a single VantEdge BSC, and a single CopperEdge DSL concentrator and the CPE associated with each.

   . The CopperCraft text-based interface provides a simple interface for on-site technicians and for remote access to a VantEdge BSC or CopperEdge DSL Concentrator.

Product Deployment

   We sell our products for deployment into central offices and multi-tenant buildings. Telecommunications service providers may deploy in either of these environments to reach their target market in the most effective manner.

   Central Office-Based DSL Service Deployment. Telecommunications Service Providers may install our intelligent broadband access solutions in an ILEC central office to offer service to any subscriber served by that central office. Typically, a CLEC leases from the ILEC a high-bandwidth trunk, usually a 45 Mbps DS-3 circuit, to connect to the CLEC's regional switching office. The CLEC then leases an individual copper loop to a subscriber from the ILEC, for a monthly fee. The copper loop is provisioned through the ILEC's distribution facilities out to the subscriber premise. The CLEC then provisions the wiring inside the subscriber premise and installs the CPE.

   CLECs or ILECs deploying DSL from central offices may elect do so in select central offices where the number of potential subscribers is highest, or they may choose to cover a region by installing in all central offices in that region. A carrier may also choose a regional deployment strategy or a nationwide deployment strategy.

   Multi-Tenant Building DSL Service Deployment. A telecommunications service provider can deploy our intelligent broadband access solutions in multi-tenant buildings to provide Internet access and other data and voice services to the tenants of that building. Inside the building, the service provider can utilize the existing telephone wiring to deliver high-bandwidth connections to tenants on a targeted basis. Tenants in the building can use a single, high-bandwidth connection from the building to the service provider's switching office, providing good application performance at a lower cost than the same bandwidth dedicated to a single subscriber.

Customers

   In 2001, sales to our top three largest customers accounted for approximately 50% of our revenue, of which sales accounted for approximately 23%, 17% and 10%, of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers' buying patterns have become unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The loss of historically significant customers has adversely impacted our business during 2001 and the loss of another significant customer could have a material adverse effect on our business.

   To date, most of our customers have been CLECs, including the three largest customers referred to above. In response to the financial difficulties experienced by many of our CLEC customers and the resulting reduction in the demand for our products, we have modified our business plan to increasingly target international markets and ILECs and IXCs as potential customers. The future success of our business may substantially depend on our ability to successfully penetrate international markets and domestic ILEC and IXC customers.

Interoperability Partnerships

   Copper Mountain has established several CPE licensing relationships with certain vendors through our CopperCompatible interoperability program to promote the interoperability of our DSL concentrators with such equipment. Under this interoperability program, licensees are allowed access to our technology, which can be used in the design of their CPE. These CPE licensing relationships have been established with ADC Kentrox, Netopia, 3Com, Cayman Systems, FlowPoint Corporation and Ramp Networks, among others.

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

Copper Mountain Sales Organization

   Copper Mountain sells and markets its products primarily through our direct sales organization. Additionally, we have relationships with selected distributors to expand our distribution capabilities.

   Direct Sales (United States). Our national sales effort is overseen by the Company's vice president of sales, and day-to-day sales management falls under regional directors and sales managers who are responsible for relationships with targeted customers. Direct sales teams are also divided by target customer--with specific teams focused on CLECs, ILECs and IXCs. The sales management team for each customer is responsible for maintaining contact with key individuals who have planning and policy responsibility within the customer's organization. At the same time, our sales engineers work with customers to support our products and our sales efforts. Direct sales accounted for approximately 95% of our revenue in 2001.

   Direct Sales (Internationally). Copper Mountain's global direct sales also fall under the responsibility of our vice president of sales and his international sales organization. In October 2000, we opened an international office in Amsterdam serving Europe, the Middle East, and Africa.

   Channel Sales. In 2000, Copper Mountain also established its CopperChannel(TM) program to accelerate expansion into new markets worldwide. The program targets value-added resellers in North American, European, and Asian markets and enables selected channel partners to resell Copper Mountain's complete product line. Sales through this program have not been significant.

Copper Mountain Marketing Organization

   Marketing follows a traditional structure of Product Marketing, Product Management, and Corporate Communications. For each area, we employ specialists on our markets, our products, and support services such as public relations. The marketing organizations are generally responsible for the following:

    1) Product Marketing: Defines the environment into which we sell our products. This includes defining the industry, customer, and competitive landscape and direction, market research, sales tools and other outbound functions.

    2) Product Management: Defines, prioritizes and drives the development of the required features and functionalities into our products, product strategy, interoperability and other partnerships.

    3) Corporate Communications: Responsible for Public Relations, Copper Mountain's Web site, trade shows, collateral and other production capabilities.

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

Competition

   The telecommunications equipment industry is highly competitive. We compete directly with Cisco Systems, Inc., Lucent Technologies, Inc., Alcatel S.A., Nokia Corporation and Paradyne Corporation, among others.

   The principal competitive factors in our market include:

   .   Incumbency and pre-existing relations with telecomm service providers;

   .   Depth and breadth of product portfolio;

   .   Key product features;

   .   System reliability and performance;

   .   Price and aggressive discounting;

   .   Ease of installation and use;

   .   Technical support and customer service; and

   .   Size and stability of operations.

   We believe our success in competing with other manufacturers of telecommunications products depends primarily on our engineering, manufacturing and marketing and sales skills, the price, quality and reliability of our products and our delivery and service capabilities.

Manufacturing

   Our manufacturing operations consist primarily of supporting prototype development, materials planning and procurement, final assembly, testing and quality control. We use several independent suppliers to provide certain printed circuit boards, chassis and subassemblies. We subcontract substantially all of our manufacturing to one company, Plexus Corporation, located in Nampa, Idaho.

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

   We use a combination of standard parts and components, which are generally available from more than one vendor, and three key components that are purchased from sole or single source vendors for which alternative sources are not currently available: two semiconductor chips and a system control module. If supply of these key components should cease, we would be required to redesign our products. We have evaluated alternate source vendors in the past for each of these key components and will continue to do so, as appropriate, but these vendors may not meet our quality standards for component vendors. While we work closely with some well-established vendors, we have no supply commitments from our vendors and we generally purchase components on a purchase order basis, as opposed to entering into long term procurement agreements with vendors. To date, we have generally been able to obtain adequate supplies in a timely manner from vendors or, when necessary, to meet production needs from alternative vendors. We believe that, in most cases, alternative supplies of standard parts and components can be identified if current vendors are unable to fulfill our needs. However, delays or failure to identify an alternate vendor, if required, or a reduction or interruption in supply, or a significant increase in the price of components would materially and adversely affect our business, financial condition and results of operations and could impact customer relationships.

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

Employees

   As of December 31, 2001 we employed 191 employees, including 30 in sales, marketing and customer support, 9 in manufacturing, 130 in engineering, and 22 in finance, human resources, information systems and administration. Two of our employees are located at our international offices. None of our employees is represented by collective bargaining agreements, and management considers relations with its employees to be good.

Risk Factors

   You should carefully consider the following risk factors and the other information included herein before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

  The Difficulties Experienced By Many of Copper Mountain's Current Customers And The Challenges Associated With Penetrating New Markets Have Had And Are Expected To Continue To Have an Adverse Effect On Copper Mountain's Business.

   To date, Copper Mountain has sold the majority of its products to competitive local exchange carrier or CLEC customers. Many CLECs have experienced difficulties continuing to finance their businesses. As a result, these CLECs have been forced to scale back their operations, and some, including our historically two largest customers Northpoint Communications, Inc. and Rhythms Netconnections, Inc., have filed for bankruptcy protection. Our business, financial condition and results of operations have been materially and adversely affected by these difficulties in the CLEC industry. We expect that our business will continue to suffer unless and until we are able to diversify our customer base to derive a substantially greater percentage of our revenues from other types of telecommunication service providers, such as ILECs, who are not experiencing the same level of financial difficulties.

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

  If Copper Mountain Does Not Successfully Introduce and Commercialize the VantEdge Product, Our Business Will Be Materially Adversely Impacted

   In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our marketing strategy on targeting ILECs, IXCs and international PTTs as potential customers. The future success of our business will substantially depend on our ability to successfully penetrate such customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products. Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

   Sales of our existing DSL products, which were primarily aimed at the CLEC market, have been decreasing for the last five quarters. We expect such sales to continue to decrease, if they continue at all. As a result, our future success is substantially dependant upon our ability to successfully market and commercialize our new VantEdge product on a timely basis. We began development of the VantEdge product in 1999, and formally announced the product in 2001. We expect that the VantEdge product will be generally available for sale beginning in the summer of 2002. We may not be able to finish the development and commercialization of the VantEdge product by that time, if at all, for various reasons, including those set forth in these risk factors. Even if we are successful in bringing the VantEdge product to market, sales of the VantEdge product may not be sufficient to allow us to continue to operate our business. Our business will be materially adversely impacted if we do not successfully introduce and commercialize the VantEdge product.

  Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed, and Without Additional Capital Copper Mountain May Not Be Able to Sustain Its Operations

   We currently require approximately $8 million to $12 million in cash per quarter to fund our operations, and we presently expect this rate of quarterly cash use to continue through 2002. As a result, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the fourth quarter of 2001, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-K under the heading "Legal Proceedings." Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in each of the previous five quarters. In future quarters, it is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all. Moreover, in our dispute with Flextronics, Flextronics has indicated that it will seek to attach $15.2 million of our cash as security for the amount of damages that they claim we owe them. If they are successful in this effort, our available cash would be reduced by $15.2 million at least temporarily and perhaps permanently. Also, the development and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

   We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations beyond the second quarter of 2003, we expect that we will have to raise additional funds. Moreover, we may require such financing sooner than anticipated. We anticipate that we will have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

   If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to or more favorable than those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to or more favorable than those of the holders of common stock and the terms and conditions relating to such debt could impose restrictions on our operations.

   Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. In addition, our inability to obtain cash may:

   . make us unable to successfully introduce and commercialize our VantEdge product;

   .   damage our customers' perceptions of us and our management team;

   . inhibit our ability to sell our products to a customer base which values financial strength and stability; and

   .   decrease our stock price.

   Any or all of these consequences would materially adversely affect our business, financial condition or results of operations.

  Copper Mountain May Not Achieve Quarterly or Annual Profitability

   Copper Mountain experienced a significant decline in revenues in 2001 and expects to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty achieving profitability. We cannot be certain that we will realize sufficient revenues in the future to achieve profitability on an annual or quarterly basis.

  Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

   Copper Mountain sells its products predominantly to CLECs. Sales to our largest three customers accounted for approximately 50% of our net revenue for the year ended December 31, 2001. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our larger CLEC customers and, in particular:

   .   the product requirements of these customers;

   .   the financial and operational success of these customers;

   .   the success of these customers' services deployed using our products; and

   .   the attractiveness of our products compared to our competitors products.

   Our revenue has declined on a sequential basis each quarter since the third quarter of the year ended December 31, 2000 to the fourth quarter of the year ended December 31, 2001. In light of the market dynamics of the telecommunication service provider industry, it has become extremely difficult for us to forecast our revenues. Future sales, if any, to our historically significant customers may be substantially less than historical sales. The loss of another major customer or the delay of significant orders from any significant customer, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

  Failure to Effectively Manage Operations in Light of Copper Mountain's Changing Revenue Base Will Adversely Affect Its Business

   In the past, Copper Mountain has rapidly and significantly expanded and contracted its operations and anticipates that in the future, expansion or contraction in certain areas of its business may be required to address potential changes in its client base and market opportunities. In particular, we expect to face numerous challenges in the execution of our new business strategy to focus more on the domestic ILEC and IXC market. In connection with this endeavor, we may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth or reduction in growth effectively, our business, financial condition and results of operations will be materially adversely affected. The volatility in our business has placed a significant strain on our managerial and operational resources. To maintain the level of our operations and personnel, we may be required to:

   . improve existing and implement new operational, financial and management controls, reporting systems and procedures;

   .   install new management information and telecommunications systems; and

   . train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

   As of December 31, 2001 we operated our business from facilities in Palo Alto, California and San Diego, California. We expect to continue to face challenges related to effectively and efficiently coordinating our operations between our facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.

   We also have excess facilities in Fremont, San Diego and in Palo Alto that are subleased or in the process of being subleased. We are obligated to continue making payments on these leases. If we are unable to sublease these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could adversely impact our financial condition.

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

  Copper Mountain Has a Limited Operating History

   Copper Mountain has a limited operating history as we were incorporated in March 1996. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations and you should not expect future revenue to be comparable to our historic revenue, nor are recent quarterly revenues a reliable indicator of future quarterly revenues. In addition, we believe that comparing different periods of our operating results is not meaningful, and you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the telecommunications equipment industry and particularly within our volatile market segment. Some of the specific risks include whether we are able:

   . to compete in the intensely competitive market for telecommunications equipment;

   .   to attract new customers;

   .   to maintain a stable, sustainable customer base;

   .   to successfully penetrate international markets;

   . to expand our addressable market by selling into the incumbent or ILEC market, the IXC market and international markets;

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

   . the financial viability and telecommunications equipment capital expenditure activities of our major customers and prospective customers;

   .   our ability to penetrate the ILEC, IXC and PTT markets;

   . our prospective customers' confidence in our ability to remain financially viable and these customers' willingness to purchase our products;

   . the loss of any one or more of our major customers or a significant reduction in orders from those customers;

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

  Copper Mountain Sells the Majority of Its Products to Telecommunications Service Providers That May Reduce or Discontinue Their Purchase of Copper Mountain's Products At Any Time

   The purchasers of Copper Mountain's products to date have predominantly been the emerging telecommunications service providers known as CLECs. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential CLEC customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, has adversely affected their operating results or caused them to reduce their capital spending programs. If our customers are unable to raise sufficient capital or forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our telecommunications service provider customers have recently experienced consolidation, reduced or eliminated access to the capital markets and in some cases bankruptcy. The loss of one or more of our telecommunications service provider customers due to the aforementioned factors could have a material adverse effect on our business, financial condition and results of operations.

  If DSL Technology and Copper Mountain's DSL Product Offerings Are Not Accepted by Telecommunications Service Providers, Copper Mountain May Not Be Able to Sustain or Grow Its Business

   Copper Mountain's future success is substantially dependent upon whether DSL technology gains widespread market acceptance by financially viable telecommunications service providers, of which there are a limited number, and end users of their services. We have invested substantial resources in the development of

DSL technology, and all of our products are based on DSL technology or depend on the widespread acceptance and continued deployment of DSL technology. Telecommunications service providers are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by Copper Mountain. Even if telecommunications service providers adopt policies favoring full-scale implementation of DSL technology, they may defer purchases of our products or they may not choose to purchase our product offerings. In addition, we have limited ability to influence or control decisions made by telecommunications service providers. In the event that the telecommunications service providers to whom we market our products adopt technologies other than the DSL technologies offered by Copper Mountain or choose not to purchase Copper Mountain's DSL product offerings or Copper Mountain's other product offerings, we will not be able to sustain or grow our business.

  We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management's Attention and Resources

   Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against Copper Mountain and two of our officers, and similar complaints have been filed against Copper Mountain and our directors in Delaware and California state courts, alleging violations of the securities laws arising out of declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. In May 2001, the complaints filed in federal court were consolidated into a single complaint. No assurances can be made that we will be successful in our defense of the claims specified in any of these complaints. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if these payments are not entirely covered by our insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

   In December 2001, Copper Mountain and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings ("IPOs") of their common stock in the late 1990s (the "IPO Lawsuits"). In the complaint, the plaintiff alleges that Copper Mountain, certain of our officers and directors and our IPO underwriters violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiff seeks unspecified monetary damages and other relief. The IPO Lawsuits have been consolidated for pretrial purposes. We have not been required to answer the complaint filed against us, and no discovery has been served on us. We believe the lawsuit is without merit and intend to defend against it vigorously.

  Copper Mountain is Currently Involved in a Dispute With Flextronics Related to Certain Purchases of Inventory

   In April 1999, we entered into a Manufacturing Contract with Flextronics International Fremont, Inc., whereby Flextronics purchased components for and manufactured equipment that we sold to customers. In or about March 2001, Flextronics claimed that, due to reductions by us in our equipment forecasts, Flextronics had purchased more inventory than was necessary to meet our reduced equipment needs, and that we were responsible to purchase this excess inventory from Flextronics. As a result, on or about May 31, 2001, we and Flextronics' successor in interest, Flextronics International USA, Inc. entered into a letter agreement regarding this disputed excess inventory. The letter agreement requires us to pay Flextronics $30.3 million in four separate installments, subject to our right to audit the amount of the excess inventory, and contains provisions for adjusting the balance due to Flextronics based on discrepancies found in the audit and agreed upon by the parties. In or about September 2001, after we had paid the first two installments of $7.6 million, totaling $15.2 million, we concluded in the course of our audit that Flextronics had overstated the amount of the excess inventory and that we only owed $14.6 million under the letter agreement, meaning that we had overpaid Flextronics by approximately $480,000. Flextronics has refused to refund this amount and disputes the results of our audit. On or about December 4, 2001, Flextronics demanded that we make the remaining payments due under the letter agreement and pay for an additional $11.3 million in excess inventory. We have not made the remaining payments, which were due in October 2001 and January 2002, and we believe that Flextronics has no basis for its request that we pay for an additional $11.3 million in excess inventory.

   On December 12, 2001, pursuant to the dispute resolution procedures in the contract, we filed a demand for arbitration against Flextronics with the American Arbitration Association in San Diego County, case number 73Y1810040901ARC, seeking a declaration that we do not owe Flextronics any further amounts under the letter agreement and seeking, among other relief, reimbursement for the approximately $480,000 overpayment. Flextronics has not filed a response to the demand. No arbitration date has been set.

   On or about January 30, 2002, Flextronics filed a civil action against us in the Superior Court of the State of California, County of Santa Clara, case number CV804953, alleging that we breached the contract and letter agreement and seeking, among other relief, $15.2 million it claims to be due under the letter agreement, interest, attorneys' fees and costs, and a writ of attachment in the amount of $15.2 million to secure its claims pending the outcome of the arbitration. No trial date has been set. We believe that we have meritorious defenses to this action and intend to defend this action vigorously. We also intend to file a petition to compel arbitration and/or a motion to stay the civil action if Flextronics will not agree to arbitrate its claims. The ultimate outcome of this dispute is not currently practically determinable.

   If Flextronics obtains a writ of attachment in its civil action, the resulting restriction of the use of our assets could have a material adverse effect on our business. If Flextronics prevails on its claims, we could be forced to make significant payments to Flextronics and such payments could have a material adverse effect on our business, financial condition, and results of operations. Even if we prevail in this dispute, the efforts required could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

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

  Copper Mountain's Product Cycles Tend to be Short and Copper Mountain May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Do Not Occur When Anticipated

   In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write-off excess and obsolete inventory. In the past, we have experienced such write-offs attributed to the obsolescence of certain printed circuit boards and product sub-assemblies and to an excess of raw materials and finished goods on hand and on order. If we incur substantial sales, marketing and inventory expenses in the future that we are not able to recover, it would affect our liquidity and could have a material adverse effect on our business, financial condition and results of operations.

  Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

   Copper Mountain's success will depend in part upon its strategic distribution partnerships, including its original equipment manufacturer agreements under which we agree to manufacture, and sell our products to certain distribution partners. The amount and timing of resources which our strategic partners devote to our business is not within our control. Our strategic partners may not perform their obligations as expected. In some cases, agreements with our strategic partners may be relatively new, and we cannot be certain that we will be able to acheive expected revenues from such partners or sustain the level of revenue generated thus far under such strategic arrangements. If any of our strategic partners chooses not to renew, breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that such relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. In addition, any strategic agreements we enter into in the future may not be successful.

  Intense Competition in the Market for Telecommunications Equipment Could Prevent Copper Mountain From Increasing or Sustaining Revenue and Prevent Copper Mountain From Achieving Annual Profitability

   The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Cisco Systems, Inc., Lucent Technologies, Inc., Alcatel S.A., Nokia Corporation and Paradyne Corporation, among others. If we are unable to compete effectively in the market for DSL telecommunications equipment, our revenue levels and future results from operations could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including better access to the capital markets, larger cash reserves, higher market capitalizations, and vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or render our products obsolete. Although we believe we may have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Also, to the extent we introduce new product offerings intended to capitalize on the anticipated trend toward broad deployment of DSL services, including DSL services targeted at residential subscribers seeking high-speed access to public communications networks, we will encounter new competitors such as coaxial cable and wireless equipment vendors. Even if we are successful in competing in the business DSL market, we may not be able to compete successfully in the market for residential subscribers.

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

  Copper Mountain May Experience Difficulties in the Introduction of New Products That Could Result in Copper Mountain Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products

   Copper Mountain intends to continue to invest in product and technology development. The development of new or enhanced products, including but not limited to the VantEdge line of products announced in 2001 and other new or enhanced DSL concentrator products and broadband services concentrator products, is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, such as new broadband services concentrators and associated line cards, new DSL concentrators, line cards for different DSL variants and new types of customer premise equipment. We may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in:

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

  Because Substantially All of Copper Mountain's Revenue is Derived From Sales of a Small Number of Products, Its Future Operating Results Will Be Dependent on Sales of These Products

   Copper Mountain currently derives substantially all of its revenues from its product family of DSL solutions and expects that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products, including, but not limited to our broadband services concentrator. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers Northpoint

Communications, Inc and Rhythms Netconnections, Inc. Factors that could, in the future, affect sales of our current or new or enhanced products include:

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

  If Copper Mountain Loses Key Personnel It May Not Be Able to Successfully Operate Its Business

   Copper Mountain's success depends to a significant degree upon the continued contributions of the principal members of its sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our senior management. Except for an agreement with our President and Chief Executive Officer and our Senior Vice President of Engineering, we do not have employment contracts with our key personnel. In any event, employment contracts would not prevent key personnel from terminating their employment with Copper Mountain. The loss of the services of any key personnel, particularly senior management and engineers, could materially adversely affect our business, financial condition and results of operations.

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

  Copper Mountain's Dependence on Sole and Single Source Suppliers Exposes It to Supply Interruption

   Although Copper Mountain generally uses standard parts and components for its products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations. We presently purchase two semiconductor chips and a system control module from vendors for which there are currently no substitutes. We have evaluated alternative source vendors in the past for these key components and will continue to do so as appropriate, but any alternative vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Alternatively, as a result of the long lead times associated with ordering certain materials or components, we may not be able to accurately forecast our need for materials and components and this could result in excess inventory and related write-offs, which could have a material adverse effect on our business.

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

  Intense Demand Within the Telecommunications Industry for Parts and Components May Create Allocations or Shortages Which May Expose Copper Mountain to Supply Interruption

   From time to time, the demand in the telecommunications industry for parts and components, including semiconductors, programmable devices and printed circuit boards, can be intense. During these periods manufacturers and suppliers who provide such components to us experience supply shortages which may in turn affect their ability to meet our production demands. While we seek to enter into contracts with our suppliers which guarantee adequate supplies of components for the manufacturing of our products, we cannot be certain that suppliers will always be able to adequately meet our demands. To date, we have not experienced any shortages of components or parts which have impacted our ability to meet the shipment requirements of our customers. However, in the event that we receive allocations of components from our suppliers or experience outright interruption in the supply of components we could experience an inability to ship or deliver our products to our customers in a timely fashion. Any significant allocation of or interruption in the supply of any component could have a material adverse effect on our business, financial condition and results of operations.

  Copper Mountain's Customers May Demand Preferential Terms or Delay Copper Mountain's Sales Cycle, Which Would Adversely Affect Its Results of Operations

   In certain cases, Copper Mountain's current and prospective customers are able to exert a high degree of influence over Copper Mountain. These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes. Historically this product approval process has taken as long as one year; in the future we expect this process to take as long as two years, especially for ILECs, IXCs and PTTs. Accordingly, we are continually submitting successive versions of our products as well as new products to our current and prospective customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets, customers' evaluation of competing products and regulatory issues affecting telecommunication service providers. Delays in the product approval process or failure to gain any such approval could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, future approvals, if any, and the ensuing sales of such products, if any, likely will take far longer to attain than in the past and may not continue to occur. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could adversely affect the Company's results from operations or cause them to significantly vary from quarter to quarter.

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

  Copper Mountain's Failure to Comply with Regulations and Evolving Industry Standards Could Delay or Prevent Its Introduction of New Products

   The market for Copper Mountain's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In order to meet the requirements of our customers, our products may be required to comply with various regulations including those promulgated by the Federal Communications Commission, or FCC, and standards established by Underwriters Laboratories and Bell Communications Research. Failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay or prevent the introduction of our products. Moreover, enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and results of operations.

  If Copper Mountain's Products Contain Defects, Copper Mountain May Be Subject to Significant Liability Claims from Its Customers and the End-Users of Its Products and Incur Significant Unexpected Expenses and Lost Sales

   Copper Mountain's products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, product returns, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of our products or from a defect related to the installation or operation of one of our products. Although we maintain product liability insurance covering certain damages arising from implementation and use of our products, our insurance may not cover any claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful could seriously damage our reputation and our business.

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

  We May Expand or Reduce Our Operations in International Markets. Our Failure to Effectively Manage Our International Operations Could Harm Our Business.

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

   .   product requirements different from those of our current customers;

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

   . announcements related to our major customers or potential future customers, including announcements related to their financial condition, plans for network or service deployments and equipment purchase plans and decisions;

   .   sales of common stock;

   . failure to continue to meet the minimum listing requirements of the NASDAQ stock market, which is a risk we could face; and

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

  Copper Mountain Presents Pro Forma Operating Results on a Periodic Basis. Our Investors Should Understand That Such Presentation Is Not Intended to Be a Presentation In Accordance With Generally Accepted Accounting Principles

   Copper Mountain presents such financial information because we believe that many of our investors find this information to be useful in analyzing and interpreting our results from operations for a period. Such information is presented for information purposes only and is not intended to be a substitute for financial statements presented in accordance with generally accepted accounting principles. We believe that this information is presented in a manner that sufficiently describes the differences between the pro forma presentation and a presentation in accordance with generally accepted accounting principles. You should know that our pro forma results are not a presentation in accordance with generally accepted accounting principles and are not presented in accordance with the standards applied to financial statements filed with the Securities and Exchange Commission. For more information regarding pro forma financial statements, refer to the "Investor Alert" issued by the Securities and Exchange Commission, which can be found at www.sec.gov (Release 2001-144, issued December 4, 2001). For more information on how Copper Mountain's pro forma financial results are different from its financial results presented in accordance with generally accepted accounting principles, please refer to the footnotes accompanying such pro forma financial statements.

  Substantial Future Sales of Copper Mountain's Common Stock in Private Placements or in the Public Market Could Cause Its Stock Price to Fall

   Sales of a large number of shares of Copper Mountain's common stock in private placements or in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of December 31, 2001, we had approximately 58 million shares of common stock outstanding. We have filed four registration statements on Form S-8 with the Securities and Exchange Commission covering the 19.1 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option

Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of December 31, 2001, approximately 3.9 million shares are currently subject to exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 2.  Properties

   We lease one facility in Palo Alto, California for research and development, administrative, sales and marketing purposes representing approximately 12,000 square feet of space. The lease for this facility expires in May 2007. We lease one facility in San Diego, California, which is used for manufacturing, engineering, customer support and administration representing approximately 66,000 square feet of space. The lease for this facility expires in May 2005. The Company also has other leased properties that have been subleased or are in the process of being subleased. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.  Legal Proceedings

   On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a compliant in the United States District Court for the Northern District of California (the "Northern District") against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with two related derivative actions against the Company and its directors in Delaware and California Superior Court (the "Complaints"). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company recently filed a motion to dismiss the consolidated complaint, which was heard on November 29, 2001. The Court has not issued a ruling on that motion. The Complaints have been tendered to the Company's insurance carrier. No discovery has been conducted.

   In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings ("IPOs") of their common stock in the late 1990s (the "IPO Lawsuits"). In the complaint, the plaintiff alleges that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiff seeks unspecified monetary damages and other relief. The IPO Lawsuits have been consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. The Company has not been required to answer the complaint filed against it, and no discovery has been served on the Company. The Company believes the lawsuit is without merit and intends to defend against it vigorously.

   In April 1999, we entered into a Manufacturing Contract with Flextronics International Fremont, Inc., whereby Flextronics purchased components for and manufactured equipment that we sold to customers. In or about March 2001, Flextronics claimed that, due to reductions by us in our equipment forecasts, Flextronics had purchased more inventory than was necessary to meet our reduced equipment needs, and that we were responsible to purchase this excess inventory from Flextronics. As a result, on or about May 31, 2001, we and Flextronics' successor in interest, Flextronics International USA, Inc. entered into a letter agreement regarding this disputed excess inventory. The letter agreement required us to pay Flextronics $30.3 million in four separate installments, subject to our right to audit the amount of the excess inventory, and contains provisions for adjusting the balance due to Flextronics based on discrepancies found in the audit and agreed upon by the parties. In or about September 2001, after we had paid the first two installments of $7.6 million, totaling $15.2 million, we concluded during the course of our audit that Flextronics had overstated the amount of the excess inventory and that we only owed $14.6 million under the letter agreement, meaning that we had overpaid Flextronics by approximately $480,000. Flextronics has refused to refund this amount and disputes the results of our audit. On or about December 4, 2001, Flextronics demanded that we make the remaining payments due under the letter agreement and pay for an additional $11.3 million in excess inventory. We have not made the remaining payments, which were due in October 2001 and January 2002, and we believe that Flextronics has no basis for its request that we pay for an additional $11.3 million in excess inventory.

   On December 12, 2001, pursuant to the dispute resolution procedures in the contract, we filed a demand for arbitration against Flextronics with the American Arbitration Association in San Diego County, case number 73Y1810040901ARC, seeking a declaration that we do not owe Flextronics any further amounts under the letter agreement and seeking, among other relief, reimbursement for the approximately $480,000 overpayment. Flextronics has not filed a response to the demand. No arbitration date has been set.

   On or about January 30, 2002, Flextronics filed a civil action against us in the Superior Court of the State of California, County of Santa Clara, case number CV804953, alleging that we breached the contract and letter agreement and seeking, among other relief, $15.2 million it claims to be due under the letter agreement, interest, attorneys' fees and costs, and a writ of attachment in the amount of $15.2 million to secure its claims pending the outcome of the arbitration. No trial date has been set. We believe that we have meritorious defenses to this action and intend to defend this action vigorously. We also intend to file a petition to compel arbitration and/or a motion to stay the civil action if Flextronics will not agree to arbitrate its claims. The ultimate outcome of this dispute is not currently practically determinable.

   On or about January 16, 2001, NorthPoint Communications, Inc., and related companies (collectively, "NorthPoint"), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in the Northern District of California, San Francisco Division (the "Bankruptcy Cases"). NorthPoint was a customer of the Company. The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code on June 12, 2001. The Company timely filed a proof of claim against NorthPoint in an amount not less than U.S. $10,433,082 arising from, without limitation, prepetition unsecured claims under certain executory equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected. No action has been taken with regard to any allowance of or objection to the Company's claims against NorthPoint. It is not clear at this time whether or to what extent the Company's claims may be allowed, and whether or to what extent there may be assets available to provide any payments on account of any ultimately allowed claims.

   On July 27, 2001 the Company filed a complaint in the San Francisco County Superior Court against Morgan Stanley Dean Witter & Co. ("Morgan Stanley") alleging breach of contract, breach of fiduciary duty and negligence in connection with certain losses on investments. This case was dismissed with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

   The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "CMTN." The Common Stock was initially offered to the public on May 13, 1999 at $10.50 per share. The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market of the Company's Common Stock for the periods indicated, as reported by Nasdaq. All per share prices have been adjusted for a 2 for 1 stock dividend which was effective December 10, 1999. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                      High    Low
                                                     ------- ------
             Fiscal 2000
                First Quarter....................... $115.00 $46.50
                Second Quarter......................   99.00  48.88
                Third Quarter.......................  125.72  36.00
                Fourth Quarter......................   39.44   4.03

             Fiscal 2001
                First Quarter....................... $  8.63 $ 2.51
                Second Quarter......................    5.45   2.07
                Third Quarter.......................    3.66   0.80
                Fourth Quarter......................    2.25   0.72

   To date, the Company has neither declared nor paid any dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of February 15, 2002, there were 1,054 holders of record of the Common Stock.

Item 6.  Selected Financial Data

   In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements, for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. When you read this selected historical financial data, it is important that you read the historical financial statements and related notes as well as the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. Amounts below are in thousands, except per share data.

                                                                Year Ended December 31,
                                                 -----------------------------------------------------
                                                   2001         2000        1999      1998      1997
                                                 ---------    --------    --------  --------  --------
Statement of Operations Data:
 Net revenue.................................... $  22,425    $281,576    $112,723  $ 21,821  $    211
 Cost of revenue................................    65,285(1)  165,128(2)   53,002    12,400     1,717
                                                 ---------    --------    --------  --------  --------
   Gross margin.................................   (42,860)    116,448      59,721     9,421    (1,506)
 Operating expenses:
   Research and development.....................    37,733      37,494      15,523     7,225     4,753
   Sales and marketing..........................    16,586      34,868      16,158     5,363     1,510
   General and administration...................    15,664      21,823       5,998     3,428     1,928
   Amortization of purchased intangibles........     5,326      17,753          --        --        --
   Amortization of deferred stock
     compensation...............................     4,934       3,664       5,431     3,929     1,490
   Restructuring costs..........................    20,382          --          --        --        --
   Write-off of purchased intangibles...........    40,833          --          --        --        --
   Write-off of in-process research and
     development................................        --       6,300          --        --        --
                                                 ---------    --------    --------  --------  --------
       Total operating expenses.................   141,458     121,902      43,110    19,945     9,681
                                                 ---------    --------    --------  --------  --------
 Income (loss) from operations..................  (184,318)     (5,454)     16,611   (10,524)  (11,187)
 Interest and other income......................     4,141       9,618       4,385       406       268
 Interest expense...............................      (878)       (611)       (289)     (213)      (97)
                                                 ---------    --------    --------  --------  --------
 Income (loss) before income taxes..............  (181,055)      3,553      20,707   (10,331)  (11,016)
 Provision for income taxes.....................        --       1,860       8,490        --        --
                                                 ---------    --------    --------  --------  --------
 Net income (loss).............................. $(181,055)   $  1,693    $ 12,217  $(10,331) $(11,016)
                                                 =========    ========    ========  ========  ========
 Basic net income (loss) per share (3).......... $   (3.41)   $   0.03    $   0.39  $  (3.87) $  (7.81)
                                                 =========    ========    ========  ========  ========
 Diluted net income (loss) per share (3)........ $   (3.41)   $   0.03    $   0.23  $  (3.87) $  (7.81)
                                                 =========    ========    ========  ========  ========
 Shares used in basic per share calculations (3)    53,039      50,584      31,289     2,666     1,410
                                                 =========    ========    ========  ========  ========
 Shares used in diluted per share
   calculations (3).............................    53,039      58,217      52,282     2,666     1,410
                                                 =========    ========    ========  ========  ========

--------
(1) Includes charges totaling $53.5 million during the year related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements, including charges of $51.0 million, which were expected to be non-recurring.
(2) Includes charges totaling $41.9 million during the year related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements, including charges of $35.0 million, which were expected to be non-recurring.
(3) See Note 1 of the Notes to Financial Statements for a description of the computation of basic and diluted net income (loss) per share and the number of shares used to compute basic and diluted net income (loss) per share.

                                                             As of December 31,
                                                  -----------------------------------------
                                                   2001     2000     1999    1998    1997
                                                  ------- -------- -------- ------- -------
Balance Sheet Data:
 Cash, cash equivalents and short-term marketable
   investments................................... $72,825 $162,616 $117,169 $18,529 $ 9,517
 Working capital.................................  43,681  143,387  132,187  24,326   7,653
 Total assets....................................  96,469  304,885  165,775  36,209  12,332
 Long-term debt and capital lease obligation,
   less current portion..........................   3,534    6,654    4,044   1,965     735
 Total stockholders' equity......................  50,185  224,826  143,321  26,843   9,069

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

   Our revenue is generated primarily from sales of our central office-based equipment: our CopperEdge 200 DSL concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. We also sell our CopperEdge 150 DSL concentrators, or CE 150 to customers in the multiple tenant unit, or MTU, market.

   For the year ended December 31, 2001, sales to our three largest customers accounted for approximately 50% of our revenue, of which sales to mPower Communications, Versatel and Rhythms Netconnections ("Rhythms") accounted for approximately 23%, 18% and 10% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. In August 2001, Rhythms filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. We do not expect any future sales to Rhythms. Our customers buying patterns have become unpredictable. Future sales, if any, to the other significant customers mentioned above may be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

   In the future, we expect that revenues, if any, will be substantially dependent on sales of our new VantEdge product. We expect that the VantEdge product will be generally available for sale beginning in the summer of 2002, however, we may not be successful in introducing VantEdge by that time or generating revenues via VantEdge at that time or thereafter.

   We market and sell our products directly to telecommunications service providers and through distributors. We generally recognize revenue from product sales or sales type leases upon shipment if collection of the resulting receivable is probable and product returns are reasonably estimated and the sales-type lease criteria are met. No revenue is recognized on products shipped on a trial basis. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenue is recognized. To date, significant revenues generated from international sources are entirely comprised of sales to Versatel.

   We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods.

   To date, gross margin on sales of our DSL access systems and related wide area network and line cards, typically sold as combined systems, have been higher than gross margin on sales of DSL CPE. Furthermore, combined systems are not generally fully-populated (i.e., less than the total number of line cards which each system can support) when sold. When our customers add more subscribers than are supported in the initial configuration, we expect that these customers will purchase additional line cards from us to increase subscriber capacity. The sale of additional line cards generates higher gross margin than the initial sale of combined systems. Gross margin on our DSL CPE is expected to decline in the future and we expect to face pricing competition which may result in lower average selling prices for these products as other suppliers of Copper Mountain compatible CPE enter the market.

   We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue during the periods presented consists of payments to the contract manufacturers Plexus Corporation and Flextronics International Ltd. We selected our manufacturing partners with the goal of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

   During the year ended December 31, 2001 and 2000 we recorded charges to cost of revenue for inventory on hand and on order totaling $53.5 million and $41.9 million, respectively, including charges that were expected to be non-recurring of $51.0 million and $35.0 million, respectively. The amounts of the charges were determined based on estimates of the amounts we were committed to purchase and the anticipated demand for our products at the time the charges were taken. Actual results could differ from our estimates. In particular, information provided by our vendors to estimate these charges related to the quantity and price of goods committed to may be lower or higher than the estimates made in 2001 and in 2000. Also, our customers buying patterns have become unpredictable. Accordingly, actual demand for our products could be materially less or more than our estimates. The ultimate amount of inventory purchase commitments and ultimate amount of excess inventory cost incurred could differ materially from our estimates as a result of these uncertainties.

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

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, management information systems and administrative personnel, recruiting expenses, professional fees, bad debt expenses and other general corporate expenses.

   During the year ended December 31, 2001, we recorded a net charge of $1.9 million in bad debt expense related to an investment in a sales-type lease. This charge was estimated based on an updated credit assessment of the lessee. Actual results could differ from our estimates. Future payments received from the lessee that are not estimated to be collected, if any, will be recorded as a reduction to bad debt expense and as interest income.

   Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation. During the second quarter of 2001, additional deferred compensation was recorded in conjunction with our stock option exchange program (see Note 7 of the Notes to Financial Statements). During the third and fourth quarter of 2001, additional deferred compensation was recorded in conjunction with a grant of restricted stock to employees. The intrinsic value of the options to purchase common stock granted under the Exchange Program will be re-measured at the end of each period for the life of the option. We expect that the total amount of deferred compensation expense that will be recognized under the Exchange Program could vary from period to period and the ultimate amount of deferred compensation expense that will be recognized is not currently determinable. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. We recorded total deferred stock compensation of $26.0 million from inception to December 31, 2001 and amortized $19.6 million from inception to December 31, 2001. In August 2001, the Company granted 3,550,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest 50% one year from the date of grant and ratably each month thereafter for a period of 12 months. The related net compensation expense of approximately $7.2 million will be amortized over the vesting period of two years. In October 2001, the Company granted 1,550,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest monthly ratably after one year of service for a total vesting period of 24 months. The related net compensation expense of approximately $1.8 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of two years. Deferred stock compensation and amortization of deferred stock compensation could materially increase or decrease in future periods.

   On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the three months ended March 31, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. As a result of this plan, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all reductions related to this plan occurred prior to March 31, 2001.

   On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2002. As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in all areas of the Company. As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions. Substantially all reductions occurred prior to September 30, 2001.

   As a part of these plans, the carrying values of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the year ended December 31, 2001, the Company recorded losses from impairment of assets of $9.2 million, which were recorded as restructuring costs. The cost of these losses was previously estimated to be $10.9 million. This estimate was reduced by the utilization of assets, primarily laboratory equipment, previously estimated to be held for disposition. Substantially all of the impaired assets are being held for disposition and will not continue to be depreciated. Depreciation expense for the year ended December 31, 2001 was reduced by $1.9 million as a result of this charge. The Company estimates that depreciation expense will be reduced by $2.7 million, $2.4 million, $1.8 million and $0.4 million for the years ending December 31, 2002, 2003, 2004 and 2005, respectively, as a result of this charge.

   Also as part of these plans, the Company elected to consolidate its operations and attempt to sublease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the year ended December 31, 2001, the Company recorded estimated excess lease costs of $7.6 million which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The excess lease costs were previously estimated to be $5.9 million. The increase in this estimate is attributable to an increase in the estimated holding periods for the remaining leases and decreased estimated sublease receipts based on continuing deterioration in the market for comparable rental office space. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the year ended December 31, 2001. Future cash outlays related to these plans are expected to be completed in 2007.

   Future minimum amounts due under sub-lease receivables as of December 31, 2001 are as follows (in thousands):

            Year ending December 31,
               2002.......................................... $1,867
               2003..........................................  1,554
               2004..........................................  1,053
               2005..........................................    260
                                                              ------
            Total minimum lease payments..................... $4,734
                                                              ======

   Details of the restructuring charges are as follows (in 000s):

                                                                        Reserve Balance
                                                                        at December 31,
                                        Cash/Non-cash Charge  Activity       2001
                                        ------------- ------- --------  ---------------
Impairment of assets...................   Non-cash    $ 9,200 $ (9,087)     $  113
Excess lease costs.....................       Cash      7,586   (1,132)      6,454
Elimination of job responsibilities....       Cash      3,596   (2,961)        635
                                                      ------- --------      ------
                                                      $20,382 $(13,180)     $7,202
                                                      ======= ========      ======

   In connection with these plans, the OnPREM product line was discontinued. Accordingly, management determined that the estimated future cash flows from certain intangible assets acquired in the purchase of OnPREM Networks Corporation would likely not be sufficient to recover the carrying value of such assets. The Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets in the year ended December 31, 2001. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

Results of Operations

   The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

                                                            Years Ended
                                                            December 31,
                                                       ---------------------
                                                        2001    2000   1999
                                                       ------   -----  -----
  Net revenue.........................................  100.0%  100.0% 100.0%
  Cost of revenue.....................................  291.1    58.6   47.0
                                                       ------   -----  -----
     Gross margin..................................... (191.1)   41.4   53.0
  Operating expenses:
     Research and development.........................  168.3    13.3   13.8
     Sales and marketing..............................   74.0    12.4   14.3
     General and administration.......................   69.8     7.8    5.4
     Amortization of purchased intangibles............   23.7     6.3     --
     Amortization of deferred stock compensation......   22.0     1.3    4.8
     Restructuring costs..............................   90.9      --     --
     Write-off of purchased intangibles...............  182.1      --     --
     Write-off of in-process research and development.     --     2.2     --
                                                       ------   -----  -----
         Total operating expenses.....................  630.8    43.3   38.3
                                                       ------   -----  -----
  Income (loss) from operations....................... (821.9)   (1.9)  14.7
  Interest and other income...........................   18.4     3.4    3.9
  Interest expense....................................   (3.9)    (.2)   (.3)
                                                       ------   -----  -----
  Income (loss) before income taxes................... (807.4)    1.3   18.3
  Provision for income taxes..........................     --     0.7    7.5
                                                       ------   -----  -----
  Net income (loss)................................... (807.4)%   0.6%  10.8%
                                                       ------   -----  -----

  Years Ended December 31, 2000 and 2001

   Net Revenue. Our revenue decreased from $281.6 million in 2000 to $22.4 million in 2001. This decrease was due to significantly fewer sales of our CE200 and CE150 DSL access concentrators and related line cards. Sales to our four largest customers for the year ended December 31, 2000, NorthPoint, Lucent, McLeodUSA and Rhythms Netconnections, decreased from $62.2 million, $53.5 million, $47.6 million and $27.3 million, respectively, for the year ended December 31, 2000 to an aggregate of $3.8 million for the year ended December 31, 2001. During 2001, Northpoint and Rhythms Netconnections filed petitions for Chapter 11 protection with the U.S. Bankruptcy Court. There are no expected future sales to Northpoint or Rhythms Netconnections. During 2002, McLeodUSA filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. Future sales to McLeodUSA, if any, may be substantially less than historical sales. Sales to our three largest customers for the year ended December 31, 2001, mPower Communications, Versatel and Rhythms Netconnections, were $5.2 million, $4.0 million and $2.2 million, respectively. Our customers buying patterns have become unpredictable. Future sales, if any, to the other significant customers mentioned above may be substantially less than historical sales. Our future sales will be substantially dependent upon our ability to successfully introduce, commercialize and sell our VantEdge product.

   Gross Margin. Our gross margin decreased from $116.4 million in 2000 to $(42.9) million in 2001. The decrease in gross margin occurred primarily because of charges taken during the year ended December 31, 2001 to reduce inventory to an estimated net realizable value, a decrease in net revenue, decreased average selling prices and decreased production volumes. Gross margin percentages also decreased on a year-over-year basis, from 41.4% for the year ended December 31, 2000 to (191.1)% for the year ended December 31, 2001. During the year ended December 31, 2000, the Company recorded charges totaling $41.9 million related to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements, including charges of $35.0 million which were expected to be non-recurring and excess inventory on hand compared to comparable charges of $53.5 million, including charges of $51.0 million which were expected to be non-recurring for the year ended December 31, 2001. Before the impact of these charges, gross margin as a percentage of sales for the year ended December 31, 2001 was relatively consistent with that of the prior year.

   Research and Development. Our research and development expenses were relatively consistent at $37.5 million in 2000 compared to $37.7 million in 2001. During 2001, increases in consulting and services and salaries and benefits were offset by decreases in spending on prototype equipment, employee recruiting and travel costs. Research and development expenses as a percentage of net revenue increased from 13.3% in 2000 to 168.3% in 2001. The increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue during 2001. We intend to continue to invest in research and development programs in future periods for the purpose of enhancing current products, reducing the cost of current products and developing new products.

   Sales and Marketing. Our sales and marketing expenses decreased from $34.9 million in 2000 to $16.6 million in 2001. This decrease was primarily the result of a decrease in personnel expenses for sales and marketing staff, decreased promotional and product marketing expenses, decreased sales commissions associated with lower net revenue, decreased expenses related to customer support and decreased travel costs. The increase in sales and marketing expense as a percentage of net revenue from 12.4% in 2000 to 74.0% in 2001 was primarily the result of a decrease in our net revenue during 2001.

   General and Administrative.   Our general and administrative expenses
decreased from $21.8 million in 2000 to $15.7 million in 2001. This decrease was primarily the result of a decrease in bad debt expense, decreased staffing for finance, management information systems, and human resources, and reductions in recruiting and facility related expenses. General and administrative expenses as a percentage of net revenue increased from 7.8% in 2000 to 69.8% in 2001. This increase was primarily the result of a decrease in our net revenue during 2001.

   Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased from $17.8 million in 2000 to $5.3 million in 2001. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $71.6 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development in 2000 for projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The remaining purchased intangibles were being amortized over a three-year period from the date of the acquisition. During the second quarter of 2001, the Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market. In connection with these plans, the OnPREM product line was discontinued. The Company estimates that amortization of purchased intangibles will be reduced by $21.3 million and $19.5 million for the years ending December 31, 2002 and 2003, respectively, as a result of this charge.

   Interest and Other Income. Interest and other income decreased from $9.6 million in 2000 to $4.1 million in 2001. This decrease reflects a decrease in interest income generated from lower average cash balances and investments in marketable securities in 2001 and decreased average yields on such investments.

   Income Taxes. Our effective income tax rate was 0% for 2001 compared to 52% for 2000. The reduction in the effective tax rate is primarily a result of the net loss for the year ended December 31, 2001 and the estimate that it is not probable that our deferred tax assets generated from the net loss in 2001 will be realized based on anticipated future results.

  Years Ended December 31, 1999 and 2000

   Net Revenue. Our revenue increased from $112.7 million in 1999 to $281.6 million in 2000. This increase was primarily due to the increased commercial acceptance of DSL technology, the commercial market acceptance of our products, and investments made in our marketing and sales organization. Incremental sales made to our established customers accounted for approximately $53.0 million of the increase with the remaining $115.9 million of the increase being derived from new customer relationships. Sales to our four largest customers of fiscal 2000, NorthPoint, Lucent, McLeodUSA and Rhythms Netconnections, were $42.2 million, $25.4 million, zero and $32.0 million, respectively, for the year ended December 31, 1999 compared to $62.2 million, $53.5 million, $47.6 million and $27.3 million, respectively, for the year ended December 31, 2000. During 2001, Northpoint and Rhythms Netconnections filed petitions for Chapter 11 protection with the U.S. Bankruptcy Court. We do not expect any future sales to Northpoint or Rhythms Netconnections. During 2002, McLeodUSA filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. Future sales to McLeodUSA, if any, may be substantially less than historical sales. In addition, our customers buying patterns have become unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales.

   Gross Margin. Our gross margin increased from $59.7 million in 1999 to $116.4 million in 2000. The increase in gross margin was primarily the result of an increase in net revenue for the period. Gross margin percentages decreased on a year-over-year basis, from 53.0% for the year ended December 31, 1999 to 41.4% for the year ended December 31, 2000. During the fourth quarter of 2000, the Company recorded a charge of $35 million of which $28.6 million relates to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and $6.4 million relates to excess inventory on hand at December 31, 2000. Before the impact of these charges, gross margin as a percentage of sales for the year ended December 31, 2000 was consistent with the prior year.

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

   General and Administrative. Our general and administrative expenses increased from $6.0 million in 1999 to $21.8 million in 2000. General and administrative expenses as a percentage of net revenue increased from 5.4% for 1999 to 7.8% for 2000. This increase was primarily the result of an increase in bad debt expense, increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses.

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

   Income Taxes. Our effective income tax rate for 2000 was 52% compared to 41% for 1999. The higher tax rate is primarily a result of nondeductible charges for purchased in-process technology and amortization of goodwill. Prior to the year ended December 31, 1999, we did not record a tax provision (benefit) due to our historical net losses. During the first quarter of 2000, the valuation allowance related to deferred tax assets was eliminated as the realization of such assets became probable based on anticipated results. The reduction of the valuation allowance decreased the tax provision by approximately $7.8 million.

   During the fourth quarter of 2000, the Company reestablished a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to deductions from employee stock option exercises. When recognized, the tax benefit of these deferred assets will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

Liquidity and Capital Resources

   Currently, the Company is not generating sufficient revenue to fund its operations. We expect our operating losses, net operating cash outflows and capital expenditures to continue if we are unable to increase sales. On March 7, 2001 and August 2, 2001, the Company announced that it had adopted business plans to re-size its business to reflect current and expected business conditions. We cannot assure you that we will be able to decrease our operating expenses significantly below current levels and still remain viable and competitive. If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.

   At December 31, 2001, we had cash and cash equivalents of $26.6 million and short-term marketable investments of $46.2 million. Included in short-term marketable investments is an investment in commercial paper issued by Southern California Edison Company at a carrying value of approximately $2.7 million which matured in February 2001 and was fully paid in March 2002 in the amount of approximately $3.4 million. The resulting realized gain will be reflected in the Company's 2002 financial statement for all periods that include the three months ending March 31, 2002.

   We currently require approximately $8 million to $12 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2002. As a result, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in the fourth quarter of 2001, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses related to litigation including any adverse determination in any of the litigation described elsewhere in this Form 10-K under the heading "Legal Proceedings." Any of these assumptions may prove to be incorrect. In particular, revenue from sales of our products have decreased in each of the previous five quarters. In future quarters, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Moreover, as a result of our dispute with Flextronics, Flextronics has filed a suit which seeks, among other things to attach approximately $15.2 million of our cash as security for the amount of damage that they claim we owe to them. If they are successful in this effort, our available cash will be reduced by $15.2 million at least temporarily and perhaps permanently. We believe that this suit is without merit and we intend to defend against it vigorously. Finally, the development and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

   In order to fund our operations beyond the second quarter of 2003, we expect that we will have to raise additional funds. We anticipate that we will have to seek equity or long-term debt financing in the private or public markets to obtain the funds we need to continue operations.

   Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. In addition, our inability to obtain cash may:

   . impair our ability to successfully introduce, commercialize and generate revenues from our VantEdge product;

   .   damage our customers' perceptions of us and our management team;

   . inhibit our ability to sell our products to a customer base which values financial strength and stability: and

   .   decrease our stock price.

   In August 2000, the Company entered into an $800,000 credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2000 and 2001, the full amount of funds available under this credit facility had been utilized.

   In June 2000, the Company secured a $5.0 million credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2000 and 2001, the full amount of funds available under this credit facility had been utilized.

   Cash provided by or (used in) operating activities for the years ended December 31, 2001, 2000 and 1999 was $(86.8) million, $57.2 million and $20.3 million, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2001 compared to the prior year was primarily the result of a decrease in our net revenue and an increase in restructuring costs, partially offset by decreases in selling and marketing expenses and general and administrative expenses. The increase in cash provided by operating activities for the year ended December 31, 2000 compared to the prior year was primarily the result of increases in depreciation and amortization, a write-off of in-process research and development and an increase in accounts payable and accrued liabilities in excess of the decrease in net income from $12.2 million in 1999 compared to net income of $1.7 million in 2000.

   Cash provided by or (used in) investing activities for the years ended December 31, 2001, 2000, and 1999 was $49.6 million, $(22.3) million and $(92.6) million, respectively. The increase in cash provided by investing activities for the year ended December 31, 2001 compared to the prior period was the result of decreased net purchases of marketable investments, partially offset by an increase in the purchase of computers and other equipment. The decrease in cash used for investing activities for the year ended December 31, 2000 compared to the prior period was the result of decreased net purchases of marketable investments, partially offset by an increase in the purchase of computers and other equipment.

   Cash provided by or (used in) financing activities for the years ended December 31, 2001, 2000 and 1999 was $(2.0) million, $5.5 million and $90.0 million, respectively. The increase in cash used in financing activities for the year ended December 31, 2001 compared to the prior year was primarily due to a decrease in proceeds from the sale of common stock and an increase in payments made on capital lease obligations. The decrease in cash provided by financing activities for the year ended December 31, 2000 compared to the prior year was primarily due to the receipt of the proceeds from our initial public offering in 1999.

   We have no material commitments other than an obligation to purchase certain finished product and raw materials in excess of anticipated requirements, obligations under our credit facilities and operating and capital leases. See Notes 1, 6 and 8 of Notes to Financial Statements. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and marketing efforts. We expect to continue to expend amounts on property and equipment related to facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

   Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

   .   demand for our products and services is less than or more than expected;

   .   Flextronics is successful in restricting the use of our cash;

   . our obligation to purchase certain finished product and raw materials in excess of anticipated requirements is less than or more than expected;

   .   our plans or projections change or prove to be inaccurate;

   .   we make acquisitions;

   . we accelerate or delay development or availability of new products (including but not limited to our VantEdge Broadband Services Concentrator) or otherwise alter the schedule or targets of our business plan implementation; or

   . there is an adverse or favorable determination in any litigation to which we are a party.

   We intend to use our cash and other resources for working capital and other general corporate purposes. We may also use a portion of our cash and other resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including revenue growth, if any, planned capital expenditures, and the extent and timing of our entry into target markets. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Summarized Quarterly Data (Unaudited)

   The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2001. We believe this information reflects all adjustments (consisting only of normal recurring adjustments, except for a charge to write-off certain intangible assets of $40.8 million, a charge related to excess inventory on hand and on order of $51.0 million, a restructuring charge of $20.4 million, a $1.9 million charge related to the collectibility of certain receivables and a charge related to the investment in commercial paper of Southern California Edison of $1.0 million for the year ended December 31, 2001 and a charge to write-off purchased in-process research and development of $6.3 million, a charge related to excess inventory on hand and on order of $35.0 million, and a $4.9 million charge related to the insolvency of Northpoint for the year ended December 31, 2000) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period (in thousands, except per share data):

                                          1st          2nd          3rd       4th
                                        Quarter      Quarter      Quarter   Quarter
-                                       --------     --------     --------  --------
2001
Net revenues........................... $  8,161     $  6,054     $  5,112  $  3,098
Gross margin...........................  (31,367)(1)  (14,128)(1)    1,643       991
Loss from operations...................  (68,103)     (74,678)     (29,115)  (12,422)
Net loss...............................  (66,896)     (73,817)     (28,325)  (12,017)
Basic net loss per share (2)...........    (1.27)       (1.39)       (0.53)    (0.23)
Diluted net loss per share (2).........    (1.27)       (1.39)       (0.53)    (0.23)

2000
Net revenues........................... $ 60,824     $ 80,185     $ 93,522  $ 47,045
Gross margin...........................   32,722       44,106       49,439    (9,820)(1)
Income (loss) from operations..........    8,440       16,009       18,612   (48,515)
Net income (loss)......................   13,673       10,331       12,075   (34,386)
Basic net income (loss) per share (2)..     0.28         0.20         0.24     (0.66)
Diluted net income (loss) per share (2)     0.24         0.18         0.21     (0.66)

--------
(1) Includes charges for estimated inventory on hand and on order in excess of anticipated requirements that were expected to be non-recurring of $35.0 million and $16.0 million recorded in the first quarter and second quarter, respectively.
(2) Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. Net income (loss) per share data for all periods presented has been adjusted to reflect the two-for-one stock dividend that was effective December 10, 1999. See Note 1 of Notes to the Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   We are exposed to changes in interest rates primarily from our long-term debt arrangements and our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2001.

   At December 31, 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. The investment is included in short-term marketable investments at a carrying value of approximately $2.7 million which matured in February 2001 and was fully paid in March 2002 in the amount of approximately $3.4 million. The resulting realized gain will be reflected in the Company's 2002 financial statements for all periods that include the three months ending March 31, 2002.

Item 8.  Financial Statements

   The Company's financial statements at December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and the Report of Ernst & Young LLP, Independent Auditors, are included in this Report on pages F-1 through F-28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item will be set forth under the captions "Election of Directors" and "Executive Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                        Page
                                                                       Number
                                                                       ------
  (a) Documents filed as part of the report:
     (1)    Report of Ernst & Young LLP, Independent Auditors            F-1
            Balance Sheets at December 31, 2001 and 2000                 F-2
            Statements of Operations for 2001, 2000 and 1999             F-3
            Statements of Stockholders' Equity for 2001, 2000 and 1999   F-4
            Statements of Cash Flows for 2001, 2000 and 1999             F-5
            Notes to Financial Statements                                F-6
            Schedule II Valuation and Qualifying Accounts               II-1

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (2)  Exhibits

Exhibit
Number                                         Description of Document
------                                         -----------------------
   2.1   Agreement and Plan of Merger and Reorganization among the Company, Copper Mountain
         Acquisition Corp. and OnPREM Networks Corporation dated January 25, 2000.(4)
   3.1   Bylaws of the Company.(1)
   3.2   Amended and Restated Certificate of Incorporation of the Company.(1) (6)
   4.1   Reference is made to Exhibits 3.1 and 3.2.
   4.2   Specimen Stock Certificate.(1)
  10.1   Amended and Restated 1996 Equity Incentive Plan (the "1996 Plan").(6)
  10.2   Form of Stock Option Agreement pursuant to the 1996 Plan.(1)
  10.3   1999 Employee Stock Purchase Plan and related offering documents.(1)
  10.4   Employment Agreement between the Company and Steve Hunt, dated July 31, 1996.(1)
  10.5   Employment Agreement between the Company and Richard Gilbert, dated March 22, 1998.(1)
  10.6   Master Equipment Lease between the Company and Comdisco, Inc., dated September 30, 1997.(1)
  10.7   Loan and Security Agreement between the Company and Silicon Valley Bank, dated August 14,
         1998.(1)
  10.8   Loan and Security Agreement between the Company and Silicon Valley Bank and MMC/GATX
         Partnership No. 1, dated October 4, 1996.(1)
  10.9   Office Lease between the Company and Public Storage Properties XVIII, Inc., dated June 14, 1996.(1)
 10.10   Office Lease between the Company and R.G. Harris & Company, dated August 12, 1997.(1)
 10.11   Office Sublease between the Company and Stuart Leeb and Associates, dated May 1, 1998.(1)
 10.12   Office Lease between the Company and Palomar Enterprises, Inc., dated July 20, 1998.(1)
 10.13   Warrant Agreement between the Company and MMC/GATX Partnership No. 1, dated October 4,
         1996.(1)
 10.14   Warrant Agreement between the Company and Silicon Valley Bank, dated October 4, 1996.(1)
 10.15   Warrant Agreement between the Company and Intel Corporation, dated January 14, 1997.(1)
+10.16   General Agreement for the Procurement of Products and Services and the Licensing of Software
         between the Company and Lucent Technologies Inc., dated November 17, 1998.(1)
+10.17   OEM Purchase and Development Agreement between the Company an 3COM Corporation, dated
         November 24, 1998.(1)

Exhibit
 Number                                    Description of Document
 ------                                    -----------------------
+10.18   Development, Manufacturing and Supply Agreement between the Company and Netopia, Inc., dated
         May 19, 1998.(1)
 10.19   1999 Non-Employee Directors' Stock Option Plan.(1)
 10.20   Form of Nonqualified Stock Option for use with 1999 Non-Employee Directors' Stock Option
         Plan.(1)
 10.21   Form of Indemnification Agreement(1)
+10.22   Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated
         April 8, 1999.(1)
+10.23   Standard Full Service Gross Office Lease among the Company, Pacific Sorrento Mesa Holdings,
         L.P., and Pacific Stonecrest Holdings, L.P., dated March 31, 1999.(1)
+10.24   Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated
         July 21, 1999.(2)
+10.25   Equipment Purchase Agreement between the Company and Rhythms NetConnections, Inc. dated
         December 10, 1999.(3)
 10.26   Software License Agreement between the Company and Rhythms NetConnections, Inc. dated
         December 10, 1999.(3)
+10.27   Customer Technical Support Services Agreement between the Company and Rhythms
         NetConnections, Inc. dated December 10, 1999.(3)
 10.28   Employment Agreement between the Company and Joseph D. Markee, dated March 12, 1999.(1)
 10.29   OnPREM Networks Corporation 1998 Stock Option Plan(3).
 10.30   Form of Stock Option Agreement pursuant to the OnPREM Networks Corporation 1998 Stock
         Option Plan.(3)
 10.31   Employment Agreement between the Company and Wilson O. Cochran, II, dated February 29,
         2000.(5)
 10.32   Non-Competition Agreement between the Company and Wilson O. Cochran, II, dated February 29,
         2000.(5)
 10.33   2000 Nonstatutory Stock Option Plan.(7)
 10.34   Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(7)
  23.1   Consent of Ernst & Young LLP, Independent Auditors.*
  24.1   Power of Attorney. Reference is made to page 49.

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

Date: March 1, 2002

                                             COPPER MOUNTAIN NETWORKS, INC.

                                             By:   /s/    RICHARD S. GILBERT
                                                --------------------------------
                                                     Richard S. Gilbert
                                             President, Chief Executive Officer
                                                 and Chairman of the Board

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Gilbert and/or Michael O. Staiger, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                          Title                    Date
         ----------                          -----                    ----

   /s/  RICHARD S. GILBERT
----------------------------- President, Chief Executive          March 1, 2002
     Richard S. Gilbert         Officer and Chairman of the Board
                                (Principal Executive
                                Officer)
   /s/  MICHAEL O. STAIGER
----------------------------- Chief Financial Officer and         March 1, 2002
     Michael O. Staiger         Secretary (Principal Financial
                                Officer and Principal
                                Accounting Officer)
       /s/  TENCH COXE
----------------------------- Director                            March 1, 2002
         Tench Coxe
      /s/  ROGER EVANS
----------------------------- Director                            March 1, 2002
         Roger Evans
    /s/  JOSEPH D. MARKEE
----------------------------- Director                            March 1, 2002
      Joseph D. Markee
   /s/  RAYMOND V. THOMAS
----------------------------- Director                            March 1, 2002
      Raymond V. Thomas
   /s/  ANDREW W. VERHALEN
----------------------------- Director                            March 1, 2002
     Andrew W. Verhalen
     /s/  JOSEPH R. ZELL
----------------------------- Director                            March 1, 2002
       Joseph R. Zell

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Copper Mountain Networks, Inc.

   We have audited the accompanying balance sheets of Copper Mountain Networks, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Mountain Networks, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

San Diego, California
February 1, 2002

                        COPPER MOUNTAIN NETWORKS, INC.

                                BALANCE SHEETS


                                                                  December 31,
                                                              --------------------
                                                                 2001       2000
                                                              ---------   --------
                                                              (in thousands, except
                                                                 per share data)
ASSETS
------
Current assets:
   Cash and cash equivalents................................. $  26,623   $ 65,838
   Short-term marketable investments.........................    46,202     96,778
   Accounts receivable, net..................................     1,574     19,496
   Inventory.................................................     7,502     26,405
   Other current assets......................................       393      7,961
                                                              ---------   --------
Total current assets.........................................    82,294    216,478
Marketable investments.......................................        --      6,161
Property and equipment, net..................................    12,251     24,961
Other assets.................................................     1,924     11,126
Purchased intangibles........................................        --     46,159
                                                              ---------   --------
Total assets................................................. $  96,469   $304,885
                                                              =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable.......................................... $  17,661   $ 23,963
   Adverse purchase commitments..............................     8,083     28,600
   Accrued restructuring costs...............................     3,205         --
   Accrued liabilities.......................................     6,544     17,351
   Current portion of obligations under capital leases and
     equipment notes payable.................................     3,120      3,177
                                                              ---------   --------
Total current liabilities....................................    38,613     73,091
Obligations under capital leases and equipment notes
  payable, less current portion..............................     3,534      6,654
Accrued restructuring costs..................................     3,884         --
Other accrued................................................       253        314
Stockholders' equity:
   Preferred stock, $.001 par value, 5,000 shares
     authorized, none issued and outstanding.................        --         --
   Common stock, $.001 par value, 100,000 shares
     authorized, 58,351 and 52,053 shares issued and
     outstanding at December 31, 2001 and 2000, respectively.        58         52
   Additional paid in capital................................   246,126    236,675
   Deferred compensation.....................................    (5,666)    (2,283)
   Accumulated deficit.......................................  (190,673)    (9,618)
   Other comprehensive income................................       340         --
                                                              ---------   --------
Total stockholders' equity...................................    50,185    224,826
                                                              ---------   --------
Total liabilities and stockholders' equity................... $  96,469   $304,885
                                                              =========   ========

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.

                           STATEMENTS OF OPERATIONS


                                                                  Year Ended
                                                                 December 31,
-                                                    ------------------------------------
                                                         2001          2000       1999
-                                                     ---------      --------   --------
                                                     (in thousands, except per share data
Net revenue......................................... $  22,425      $281,576   $112,723
Cost of revenue.....................................    65,285       165,128     53,002
                                                      ---------      --------   --------
   Gross margin.....................................   (42,860)      116,448     59,721
Operating expenses:
   Research and development.........................    37,733        37,494     15,523
   Sales and marketing..............................    16,586        34,868     16,158
   General and administrative.......................    15,664        21,823      5,998
   Amortization of purchased intangibles............     5,326        17,753         --
   Amortization of deferred stock compensation *....     4,934         3,664      5,431
   Restructuring costs..............................    20,382            --         --
   Write-off of purchased intangibles...............    40,833            --         --
   Write-off of in-process research and development.        --         6,300         --
                                                      ---------      --------   --------
       Total operating expenses.....................   141,458       121,902     43,110
                                                      ---------      --------   --------
Income (loss) from operations.......................  (184,318)       (5,454)    16,611
Other income (expense):
   Interest and other income........................     4,141         9,618      4,385
   Interest expense.................................      (878)         (611)      (289)
                                                      ---------      --------   --------
Income (loss) before income taxes...................  (181,055)        3,553     20,707
Provision for income taxes..........................        --         1,860      8,490
                                                      ---------      --------   --------
Net income (loss)................................... $(181,055)     $  1,693   $ 12,217
                                                      =========      ========   ========
Basic net income (loss) per share................... $   (3.41)     $   0.03   $   0.39
                                                      =========      ========   ========
Diluted net income (loss) per share................. $   (3.41)     $   0.03   $   0.23
                                                      =========      ========   ========
Basic common equivalent shares......................    53,039        50,584     31,289
                                                      =========      ========   ========
Diluted common equivalent shares....................    53,039        58,217     52,282
                                                      =========      ========   ========

--------
* The following table shows how the Company's deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

             Cost of revenue........... $    237 $    163 $    432
             Research and development..    1,388    1,284    1,257
             Sales and marketing.......      796      611    1,639
             General and administrative    2,513    1,606    2,103
                                        -------- -------- --------
                Total.................. $  4,934 $  3,664 $  5,431
                                        ======== ======== ========

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Preferred Stock      Common Stock
                                                            -----------------    --------------
                                                            Number               Number
                                                              of                   of
                                                            Shares     Amount    Shares   Amount
                                                            -------   --------   ------   ------

Balance at December 31, 1998...............................  10,223   $ 44,502    5,034    $ 5
Conversion of preferred to common stock.................... (10,223)   (44,502)  30,670     31
Issuance of common stock, net..............................      --         --    9,200      9
Stock grants for consulting services.......................      --         --        1     --
Repayment of notes receivable from Stockholders............      --         --       --     --
Deferred compensation related to the grant of stock options      --         --       --     --
Amortization related to deferred stock compensation........      --         --       --     --
Net exercise of warrant to purchase common Stock...........      --         --      235     --
Tax benefit from the exercise of stock options.............      --         --       --     --
Exercise of options to purchase common stock...............      --         --    2,522      3
Net income.................................................      --         --       --     --
                                                            -------   --------   ------    ---
Balance at December 31, 1999...............................      --         --   47,662     48
Common stock issued for acquisition of OnPREM..............      --         --    1,142      1
Deferred compensation related to the acquisition of OnPREM.      --         --       --     --
Amortization related to deferred stock compensation........      --         --       --     --
Common stock issued under Employee Stock Purchase Plan.....      --         --      143     --
Exercise of options to purchase common stock...............      --         --    3,106      3
Net income.................................................      --         --       --     --
                                                            -------   --------   ------    ---
Balance at December 31, 2000...............................      --         --   52,053     52
Options to purchase common stock for consulting services...      --         --       --     --
Deferred compensation related to the grant of stock options      --         --       --     --
Amortization related to deferred stock compensation........      --         --       --     --
Cancellation of options to purchase common stock...........      --         --       --     --
Issuance of restricted stock to employees..................      --         --    5,100      5
Cancellation of restricted stock issued to employees.......      --         --     (150)    --
Common stock issued under Employee Stock Purchase Plan.....      --         --      141     --
Exercise of options to purchase common stock...............      --         --      852      1
Net exercise of warrants to purchase common stock..........      --         --      355     --
Unrealized gain on marketable investment...................      --         --       --     --
Net loss...................................................      --         --       --     --
                                                            -------   --------   ------    ---
Balance at December 31, 2001...............................      --   $     --   58,351    $58
                                                            =======   ========   ======    ===

                                                               Notes
                                                             Receivable  Additional                              Other
                                                                From      Paid in     Deferred   Accumulated comprehensive
                                                            Stockholders  Capital   Compensation   Deficit      Income
                                                            ------------ ---------- ------------ ----------- -------------

Balance at December 31, 1998...............................    $(41)    $ 15,667    $(9,762)  $ (23,528)     $ --
Conversion of preferred to common stock....................      --       44,471         --          --        --
Issuance of common stock, net..............................      --       88,664         --          --        --
Stock grants for consulting services.......................      --            7         --          --        --
Repayment of notes receivable from Stockholders............      41           --         --          --        --
Deferred compensation related to the grant of stock options      --          234       (234)         --        --
Amortization related to deferred stock compensation........      --           --      5,431          --        --
Net exercise of warrant to purchase common Stock...........      --           --         --          --        --
Tax benefit from the exercise of stock options.............      --        9,389         --          --        --
Exercise of options to purchase common stock...............      --          717         --          --        --
Net income.................................................      --           --         --      12,217        --
                                                                ----      --------    -------     ---------      ----
Balance at December 31, 1999...............................      --      159,149     (4,565)    (11,311)       --
Common stock issued for acquisition of OnPREM..............      --       70,158         --          --        --
Deferred compensation related to the acquisition of OnPREM.      --           --     (1,382)         --        --
Amortization related to deferred stock compensation........      --           --      3,664          --        --
Common stock issued under Employee Stock Purchase Plan.....      --        1,429         --          --        --
Exercise of options to purchase common stock...............      --        5,939         --          --        --
Net income.................................................      --           --         --       1,693        --
                                                                ----      --------    -------     ---------      ----
Balance at December 31, 2000...............................      --      236,675     (2,283)     (9,618)       --
Options to purchase common stock for consulting services...      --            4         (4)         --        --
Deferred compensation related to the grant of stock options      --           99        (77)         --        --
Amortization related to deferred stock compensation........      --           --      1,459          --        --
Cancellation of options to purchase common stock...........      --         (556)       556          --        --
Issuance of restricted stock to employees..................      --        9,004     (5,556)         --        --
Cancellation of restricted stock issued to employees.......      --         (239)       239          --        --
Common stock issued under Employee Stock Purchase Plan.....      --          691         --          --        --
Exercise of options to purchase common stock...............      --          448         --          --        --
Net exercise of warrants to purchase common stock..........      --           --         --          --        --
Unrealized gain on marketable investment...................      --           --         --          --       340
Net loss...................................................      --           --         --    (181,055)       --
                                                                ----      --------    -------     ---------      ----
Balance at December 31, 2001...............................    $ --     $246,126    $(5,666)  $(190,673)     $340
                                                                ====      ========    =======     =========      ====


                                                                Total
                                                            Stockholders'
                                                               Equity
                                                            -------------

Balance at December 31, 1998...............................  $  26,843
Conversion of preferred to common stock....................         --
Issuance of common stock, net..............................     88,673
Stock grants for consulting services.......................          7
Repayment of notes receivable from Stockholders............         41
Deferred compensation related to the grant of stock options         --
Amortization related to deferred stock compensation........      5,431
Net exercise of warrant to purchase common Stock...........         --
Tax benefit from the exercise of stock options.............      9,389
Exercise of options to purchase common stock...............        720
Net income.................................................     12,217
                                                              ---------
Balance at December 31, 1999...............................    143,321
Common stock issued for acquisition of OnPREM..............     70,159
Deferred compensation related to the acquisition of OnPREM.     (1,382)
Amortization related to deferred stock compensation........      3,664
Common stock issued under Employee Stock Purchase Plan.....      1,429
Exercise of options to purchase common stock...............      5,942
Net income.................................................      1,693
                                                              ---------
Balance at December 31, 2000...............................    224,826
Options to purchase common stock for consulting services...         --
Deferred compensation related to the grant of stock options         22
Amortization related to deferred stock compensation........      1,459
Cancellation of options to purchase common stock...........         --
Issuance of restricted stock to employees..................      3,453
Cancellation of restricted stock issued to employees.......         --
Common stock issued under Employee Stock Purchase Plan.....        691
Exercise of options to purchase common stock...............        449
Net exercise of warrants to purchase common stock..........         --
Unrealized gain on marketable investment...................        340
Net loss...................................................   (181,055)
                                                              ---------
Balance at December 31, 2001...............................  $  50,185
                                                              =========

                See accompanying notes to financial statements

                        COPPER MOUNTAIN NETWORKS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                                              Year Ended
                                                                                             December 31,
                                                                                    ------------------------------
                                                                                      2001       2000      1999
-                                                                                   ---------  --------  ---------
                                                                                            (in thousands)
Cash flows from operating activities:
    Net income (loss).............................................................. $(181,055) $  1,693  $  12,217
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Write-off of purchased intangibles..........................................    40,833        --         --
       Depreciation and amortization...............................................    15,424    25,158      3,089
       Non-cash restructuring costs................................................     9,200        --         --
       Non-cash compensation.......................................................     4,934     3,664      5,438
       Loss on investment in marketable securities.................................     1,020        --         --
       Write-off of in-process research and development............................        --     6,300         --
       Loss on disposal of equipment...............................................        --        --        193
       Tax benefit from the sale of stock options..................................        --        --      9,389
       Changes in operating assets and liabilities:
          Accounts receivable......................................................    17,922      (504)   (10,966)
          Inventory................................................................    18,736   (13,604)    (8,133)
          Other current assets and other assets....................................    16,770   (14,710)    (1,095)
          Accounts payable and accrued liabilities.................................   (17,170)   49,244     10,174
          Adverse purchase commitments.............................................   (20,517)       --         --
          Accrued restructuring costs..............................................     7,089        --         --
                                                                                    ---------  --------  ---------
Net cash provided by (used in) operating activities................................   (86,814)   57,241     20,306
                                                                                    ---------  --------  ---------
Cash flows from investing activities:
    Purchases of marketable investments............................................  (143,997)  (97,800)  (113,416)
    Maturities of marketable investments...........................................   200,054    91,764     27,411
    Purchases of property and equipment............................................    (6,421)  (17,143)    (6,572)
    Cash received in the purchase of OnPREM........................................        --       844         --
                                                                                    ---------  --------  ---------
Net cash provided by (used in) investing activities................................    49,636   (22,335)   (92,577)
                                                                                    ---------  --------  ---------
Cash flows from financing activities:
    Proceeds from issuance of equipment notes payable..............................        --        --      2,464
    Payments on capital lease obligations and equipment notes......................    (3,177)   (1,844)    (1,853)
    Repayment of shareholders notes receivable.....................................        --        --         41
    Proceeds from issuance of common stock.........................................     1,140     7,371     89,393
                                                                                    ---------  --------  ---------
Net cash provided by (used in) financing activities................................    (2,037)    5,527     90,045
                                                                                    ---------  --------  ---------
Net increase (decrease) in cash and cash equivalents...............................   (39,215)   40,433     17,774
Cash and cash equivalents at beginning of year.....................................    65,838    25,405      7,631
                                                                                    ---------  --------  ---------
Cash and cash equivalents at end of year........................................... $  26,623  $ 65,838  $  25,405
                                                                                    =========  ========  =========
Supplemental information:
    Interest paid.................................................................. $     878  $    611  $     289
                                                                                    =========  ========  =========
    Common stock issued for acquisition of OnPREM.................................. $      --  $ 70,159  $      --
                                                                                    =========  ========  =========
    Equipment acquired under capital lease obligations and notes................... $      --  $  6,013  $   2,303
                                                                                    =========  ========  =========
    Issuance of stock for consulting services...................................... $       4  $     --  $       7
                                                                                    =========  ========  =========

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

Basis of Presentation

   The accompanying financial statements include the accounts of the Company and its branch offices in the Netherlands and in Singapore, which was closed during 2001. Activities performed by the branches are a direct and integral extension of the Company's primary business and are accounted for within the Company's corporate records without consolidation. Accordingly, no foreign currency translation is reflected in the accompanying financial statements as management considers the functional currency of each branch to be that of the United States dollar.

Management Estimates and Assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include estimated restructuring costs, excess inventory and adverse purchase commitments, provisions for returns, bad debts; the ultimate realizability of investments and intangible assets and the ultimate outcome of litigation. Actual results could differ from those estimates.

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

                        COPPER MOUNTAIN NETWORKS, INC.

Fair Value of Financial Instruments

   The carrying value of cash, cash equivalents, marketable investments, accounts receivable, accounts payable, accrued liabilities, obligations under capital leases and equipment notes payable approximates fair value, unless the fair value is not practicably determinable.

Investments

   At December 31, 2001, the Company held investments in investment grade debt securities with various maturities through June 2002 and money market funds. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's total investments in these securities as of December 31, 2001 totaled $72.7 million. The Company has included $26.5 million of these securities in cash and cash equivalents, as of December 31, 2001, as they have original maturities of less than 90 days. The Company has designated all of its remaining investments of $46.2 million as held-to-maturity, except for an investment with a cost basis of $3.4 million in commercial paper issued by Southern California Edison, which was transferred from being classified as held-to-maturity to available-for-sale during 2001 because the security had matured.

   During the year ended December 31, 2001, the Company reduced the carrying value of the investment in commercial paper issued by Southern California Edison Company to its indicated fair value of approximately $2.7 million. Included in other income, net for the year ended December 31, 2001 is a loss adjustment of $1.0 million to adjust the carrying value of the investment to fair value. Included in other comprehensive income for the year ended December 31, 2001 is an unrealized gain adjustment of $0.3 million. See Note 15 Recent Event (Unaudited) as it relates to the ultimate net realizable value of this security.

Concentration of Credit Risk

   A relatively small number of customers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company's revenues for the year ended December 31, 2001 include sales to three significant customers totaling $5.2 million, $4.0 million and $2.2 million. The Company's revenues for the year ended December 31, 2000 include sales to four significant customers totaling $62.2 million, $53.5 million, $47.6 million and $27.3 million. The Company's revenues for the year ended December 31, 1999 include sales to three significant customers totaling $42.2 million, $32.0 million and $25.4 million.

   The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from two customers individually representing 63% and 11% of total accounts receivable at December 31, 2001.

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

                        COPPER MOUNTAIN NETWORKS, INC.

Inventory

   Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During 2001, the Company recorded charges totaling $53.5 million to cost of revenue to reduce the carrying value of inventory and to establish adverse purchase commitment liabilities for inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and for excess inventory on hand at December 31, 2001, including charges of $51.0 million that were expected to be non-recurring. During 2000, the Company recorded charges totaling $41.9 million to cost of revenue to reduce the carrying value of inventory and to establish adverse purchase commitment liabilities for future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and for excess inventory on hand at December 31, 2000, including charges of $35.0 million that were expected to be non-recurring. These reductions were primarily due to a significant decline in the demand for our products. Other reductions in the value of the inventory are generally due to the discontinuance of certain products, which is a result of the development and introduction of new products. Included in the charges described above were charges to reduce the carrying costs of inventory totaling $36.3 million, $13.3 million and $750,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Property and Equipment

   Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or lease terms, if shorter, for leasehold improvements. For the years ended December 31, 2001, 2000 and 1999, depreciation expense, including amortization of property and equipment acquired under capital lease obligations, was $10.1 million, $7.4 million and $3.0 million, respectively.

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

                        COPPER MOUNTAIN NETWORKS, INC.

Advertising Costs

   The cost of advertising is expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, the Company incurred advertising expense of $246,000, $4.5 million, and $1.2 million, respectively.

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

Impairment of Long-Lived Assets

   The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset's fair value. During the year ended 2001, the Company implemented restructuring plans that included a number of cost reduction actions (Note 9). As a result of these plans, impairment losses were recorded for certain of the Company's long-lived assets. Substantially all of the Company's long-lived assets are located in the United States.

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

Stock Based Compensation

   The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method had been applied in measuring compensation expense (See Note 7). As of December 31, 2001, options to purchase 3.1 million shares are being accounted for as variable because during the year, the options were modified to reduce the exercise price. Accordingly, the intrinsic value of these options is remeasured at the end of each period. At December 31, 2001, the fair value of the Company's common stock was less than the exercise price of these options and accordingly, the intrinsic value of these options was zero.

   Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

Other Comprehensive Income

   The Company reports all components of other comprehensive income, including net income, in the financial statements in the period in which they are recognized. Other comprehensive income is defined as the change in

                        COPPER MOUNTAIN NETWORKS, INC.

equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at other comprehensive income (loss). Other comprehensive loss for the year ended December 31, 2001 included an adjustment of $340,000 for an unrealized gain on investment. Other comprehensive income for the years ended December 31, 2000 and 1999 did not differ from reported net income.

Derivative Investments and Hedging Activities

   The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types of hedges. The Company did not use any derivatives during the year ended December 31, 2001 and there was no cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 133.

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

   A reconciliation of shares used in the calculation of basic and diluted net loss per share attributable to common shareholders is as follows (in thousands):

                                                                          December 31,
                                                                      --------------------
                                                                       2001   2000   1999
                                                                      ------ ------ ------
Weighted average common shares outstanding........................... 53,039 50,584 31,289
Dilutive effect of preferred shares..................................     --     -- 11,091
Dilutive effect of stock options.....................................     --  7,140  8,585
Dilutive effect of restricted shares.................................     --     29    708
Dilutive effect of warrants..........................................     --    464    609
                                                                      ------ ------ ------
Shares used in computing diluted net income (loss) per common share.. 53,039 58,217 52,282
                                                                      ====== ====== ======

   Dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities totaling 1.6 million and 1.7 million for the years ended December 31, 2001 and 2000, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

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

                        COPPER MOUNTAIN NETWORKS, INC.

New Accounting Standards

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

                        COPPER MOUNTAIN NETWORKS, INC.

that ended two days immediately preceding the date of the acquisition agreement. The acquisition was accounted for as a purchase. On the date of acquisition the purchase price was allocated as follows (in thousands):

                  Goodwill........................... $61,560
                  Existing technology................   3,100
                  Assembled workforce................     700
                  In-process research and development   6,300
                  Current assets.....................   1,000
                  Non-current assets.................     372
                  Current liabilities................    (488)
                  Accrued acquisition costs..........  (3,700)
                  Deferred compensation..............   1,286
                                                      -------
                                                      $70,130
                                                      =======

   In connection with the acquisition of OnPREM, the Company wrote-off the purchased in-process research and development of $6.3 million, which was charged to operations upon completion of the acquisition. The purchased in-process research and development was solely related to the second version of OnPREM's DSL concentrator system. The first release of OnPREM's DSL concentrator system was introduced in March 2000. OnPREM's low-density integrated DSL concentrator was believed at the time to be complementary to the Company's existing line of high-density and mid-density DSL concentrators. This solution targeted meeting the needs of multi-tenant service providers managing portfolios of buildings of all sizes ranging from small buildings requiring a low-cost, low-density solution, to large buildings with higher density and capability requirements. Based on time spent on the second version of OnPREM's DSL concentrator system and costs incurred, this project was estimated to be 28% complete as of the acquisition date. At the date of acquisition, the total estimated cost to complete the project was estimated to be approximately $233,000, primarily consisting of engineering salaries and the project was expected to be completed during the second quarter of 2000. The estimated fair value of the project was estimated utilizing a discounted cash flow model which was based on estimates of operating results and capital expenditures for the period from February 29, 2000 to December 31, 2003 and a risk adjusted discount rate of 19%. Since the acquisition date, the scope of the project was reconsidered. During the year ended December 31, 2001, the Company discontinued this project, which has delayed anticipated revenues indefinitely. Since the date of the assessment of the value of the purchased in-process research and development, there has been a substantial decline in the overall economic environment that has led many of the Company's customers to delay or reduce capital spending. The purchased intangibles were being amortized over their estimated useful life of three years, until those assets were written off in 2001. Amortization expense during the years ended December 31, 2001 and 2000 was $5.3 million and $17.8 million, respectively. The write off of purchased intangible assets in 2001 was $40.8 million (See Note 9).

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

                        COPPER MOUNTAIN NETWORKS, INC.

4.  Composition of Certain Balance Sheet Captions

                                                           December 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
                                                          (in thousands)
     Accounts receivable:
        Trade receivables.............................. $  2,044  $ 21,464
        Allowance for doubtful accounts................     (470)   (1,968)
                                                        --------  --------
                                                        $  1,574  $ 19,496
                                                        ========  ========
     Inventory:
        Raw materials.................................. $ 74,532  $ 22,635
        Work in process................................      329     1,529
        Finished goods.................................   13,523    14,569
        Allowance for excess and obsolescence..........  (80,882)  (12,328)
                                                        --------  --------
                                                        $  7,502  $ 26,405
                                                        ========  ========
     Property and equipment:
        Laboratory equipment and software.............. $ 20,770  $ 18,438
        Computer equipment and software................    6,491     6,885
        Office furniture and fixtures..................    2,343     4,273
        Leasehold improvements.........................    1,791     3,366
        Construction in progress.......................      349     4,120
                                                        --------  --------
                                                          31,744    37,082
        Less accumulated depreciation and amortization.  (19,493)  (12,121)
                                                        --------  --------
                                                        $ 12,251  $ 24,961
                                                        ========  ========
     Accrued liabilities:
        Accrued compensation........................... $  1,683  $  4,126
        Accrued warranty...............................      725     3,714
        Accrued paid time off..........................    1,250     2,203
        Deferred revenue...............................      842     2,554
        Other..........................................    2,044     4,754
                                                        --------  --------
                                                        $  6,544  $ 17,351
                                                        ========  ========

5.  Investments

   At December 31, 2001 and 2000, investments designated as held to maturity consisted of the following (in thousands):

                                              Current      Noncurrent
                                          --------------- ------------
                                           December 31,   December 31,
                                          --------------- ------------
                                           2001    2000   2001   2000
                                          ------- ------- ----  ------
          Held to maturity:
             Commercial paper............ $    -- $44,962 $--   $   --
             U.S. government securities..   9,016   3,078  --       --
             Corporate medium-term notes.  34,466  48,738  --    6,161
                                          ------- ------- ---   ------
                                          $43,482 $96,778 $--   $6,161
                                          ======= ======= ===   ======

   At December 31, 2001, the Company had an investment in commercial paper classified as available for sale at an original cost basis of $3.4 million. During the year ended December 31, 2001, the Company recognized a

                        COPPER MOUNTAIN NETWORKS, INC.

loss of $1.0 million that was considered to be other than temporary and an unrealized gain in other comprehensive income of $0.3 million. The carrying value of this investment at December 31, 2001 is $2.7 million which approximated fair value. See Note 15 Recent Event (Unaudited) as it relates to the ultimate net realizable value of this security.

6.  Notes Payable

   In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. During the year ended December 31, 1999, the full amount of funds available under the equipment loan had been utilized. As of December 31, 2000 and 2001, the full amount of funds available under the capital lease agreement had been utilized. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8% per annum. Both obligations are secured by the related equipment.

   A summary of the notes payable is as follows (in thousands):

                                                                                December 31,
                                                                               --------------
                                                                                2001    2000
                                                                               ------  ------
Bank installment loan, with various maturity dates through October 2003, total monthly payments of $57,000, bearing interest at 10.8%, collateralized by equipment................................................................... $1,280  $1,793
Less current portion..........................................................   (571)   (513)
                                                                               ------  ------
                                                                               $  709  $1,280
                                                                               ======  ======

   At December 31, 2001, future aggregate annual principal payments on the notes payable are $571,000, and $709,000 for 2002 and 2003, respectively.

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

                        COPPER MOUNTAIN NETWORKS, INC.

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

Stock Option Exchange Program

   In May 2001, the Company allowed employees holding options to purchase the Company's common stock to cancel certain stock option grants in exchange for options to purchase the same number of common shares which were granted in May 2001 with an exercise price equal to the fair market value on the date of the new grant (the "Exchange Program"). Options to purchase shares of common stock granted under the Exchange Program vest ratably over a period of 36 months and have a life of five years from the date of grant. All other terms of options granted under the Exchange Program are substantially the same as the cancelled options. In May 2001, the Company cancelled and immediately granted replacement options to purchase 3.1 million shares of common stock in conjunction with the Exchange Program at an exercise price of $3.19 per share. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and be amortized over the vesting period in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." For the year ended December 31, 2001 the Company recognized compensation expense of zero related to the Exchange Program.

Restricted Common Stock

   During 2001, the Company granted 5,100,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest 50% one year from the date of grant and ratably each month thereafter for a period of 12 months. During 2001, 150,000 of these shares were cancelled. The related net compensation expense of approximately $9.0 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of two years. During the year ended December 31, 2001, the Company recognized compensation expense of $3.5 million related to this grant of restricted common stock.

1996 Equity Incentive Plan

   In August 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"). At December 31, 2001, a total of 10.4 million shares of common stock are reserved for issuance pursuant to the 1996 Plan. In addition, the 1996 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2000) equal to the lesser of:
(i) 4% of Copper Mountain's outstanding shares on a fully

                        COPPER MOUNTAIN NETWORKS, INC.

diluted basis taking into account stock options and warrants and (ii) a lesser amount determined by the board of directors.

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

   Certain option grants under the 1996 Plan are subject to an early exercise provision. Common shares obtained on early exercise of unvested options are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. At December 31, 2001 and 2000, there are no shares subject to repurchase by the Company.

Non-Employee Directors' Stock Option Plan

   In March 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan ("Directors Plan") to provide for the automatic grant of options to purchase shares of common stock to our non-employee directors. The Directors Plan is administered by the board, unless the board delegates administration to a committee of at least two disinterested directors. A total of 720,000 shares of common stock have been reserved for issuance under the Directors Plan.

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

   Options granted under the Directors Plan shall be fully vested and exercisable on the date of grant and must be exercised within five years from the date they are granted. The exercise price of options under the Directors Plan will equal 100% of the fair market value of the common stock on the date of grant. Unless otherwise terminated by the board of directors, the Directors Plan automatically terminates when all of our common stock reserved for issuance under the Directors Plan has been issued. As of December 31, 2001, 720,000 stock options have been granted under the Directors Plan and 196,500 are available for grant.

Nonstatutory Stock Option Plan

   In March 2000, the Board adopted the Company's 2000 Nonstatutory Stock Option Plan (the "NSO Plan"). A total of 600,000 shares of common stock are reserved for issuance pursuant to the NSO Plan. The NSO Plan provides for the grant of options to the Company's employees (other than officers), consultants and certain advisors. The NSO Plan is a broad based plan and its adoption or amendment is not required to be approved by the Company's stockholders. The NSO Plan was adopted by the Board to address an expected shortfall in the number of shares of Common Stock available for issuance under the Company's 1996 Equity Incentive Plan

                        COPPER MOUNTAIN NETWORKS, INC.

prior to the date of the 2000 annual meeting of stockholders. Such shortfall was expected to occur as a result of the Company's rapid growth and, in particular, as a result of the additional options granted to attract and retain former employees of OnPREM Networks Corporation following Copper Mountain's acquisition of that company. As of December 31, 2001, 581,845 options had been granted under the NSO Plan and 18,155 are available for grant.

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

                        COPPER MOUNTAIN NETWORKS, INC.

   All stock option transactions are summarized as follows (in thousands, except per share data):

                                                           Weighted
                                                           Average
                                                 Number of Exercise
                                                  Shares    Price
                                                 --------- --------
            Balance at December 31, 1998........   8,531    $  .26
               Granted..........................   4,829    $18.09
               Exercised........................  (2,522)   $  .28
               Cancelled........................     (82)   $ 1.97
                                                  ------
            Balance at December 31, 1999........  10,756    $ 8.25
               Granted..........................   7,388    $46.61
               Assumed in acquisition of OnPREM.     131    $ 1.35
               Exercised........................  (3,106)   $ 2.05
               Cancelled........................  (5,810)   $52.97
                                                  ------
            Balance at December 31, 2000........   9,359    $12.73
               Granted..........................  11,812    $ 3.04
               Exercised........................    (852)   $ 0.53
               Cancelled........................  (9,870)   $12.24
                                                  ------
            Balance at December 31, 2001........  10,449    $ 3.24
                                                  ======

   As of December 31, 2001, 2000 and 1999 there were options to purchase 3.5 million shares, 2.3 million shares and 1.9 million shares, respectively, vested at weighted average exercise prices per share of $3.80, $8.75 and $1.22, respectively.

   The following table summarizes all options outstanding and exercisable by price range as of December 31, 2001:

                   Options Outstanding                     Options Exercisable
---------------------------------------------------------- --------------------
                                 Weighted Average Weighted             Weighted
                                    Remaining     Average    Number    Average
   Range of     Number of Shares   Contractual    Exercise  of Shares  Exercise
Exercise Prices   (thousands)       Life-Years     Price   (thousands)  Price
--------------- ---------------- ---------------- -------- ----------- --------
 $ 0.03 -  0.16       1,654            6.3         $ 0.15     1,430     $ 0.15
   0.27 -  2.50       1,012            8.5           1.33       293       0.64
   2.51 -  2.90       1,892            8.7           2.55       382       2.68
   3.19 -  3.19       4,786            7.5           3.19       716       3.19
   3.20 - 10.31       1,020            6.7           5.96       636       6.10
  58.69 - 72.00          85            3.7          71.16        82      71.70
                     ------                                   -----
 $ 0.03 - 72.00      10,449            7.5         $ 3.24     3,539     $ 3.80
                     ======                                   =====

Stock Based Compensation

   The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for their employee stock option plans. Under APB No. 25, when the exercise price of the Company's employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements. In previously issued financial statements the Company estimated the deemed fair value of its common stock in connection with the accounting for stock

                        COPPER MOUNTAIN NETWORKS, INC.

options granted during the three fiscal years ended December 31, 1998, which resulted in the Company recording deferred compensation of $1.1 million, with respect to certain options granted during 1998. During April 1999, in conjunction with the Company's initial public offering registration statement, the Company revised the estimates of the deemed fair value of its common stock at various dates and has recognized additional deferred compensation of $1.8 million, $2.4 million, $11.1 million and $234,000 during the four fiscal years ended December 31, 1999. In connection with the acquisition of OnPREM, the Company recorded deferred compensation of $1.4 million. During 2001, the Company recorded deferred compensation of $9.0 million related to the issuance of restricted common stock to employees. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years.

   Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's pro forma amounts would have been as indicated below (in thousands, except per share data):

                                                                     Year Ended December 31,
                                                                  ----------------------------
                                                                    2001       2000     1999
                                                                  ---------  --------  -------
Net income (loss) as reported.................................... $(181,055) $  1,693  $12,217
Pro forma net loss under SFAS No. 123............................  (183,623)  (32,852)  (2,064)
Pro forma basic and diluted net loss per share under SFAS No. 123     (3.46)    (0.65)   (0.07)

   The fair value of each option grant and share of restricted stock issued for the year ended December 31, 2001 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; volatility factor of 140.0%; risk free interest rate of 4.0%; and expected life for the option of two years.

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

   The weighted-average estimated fair value of employee stock options granted during 2001, 2000 and 1999 was $2.59, $31.87 and $14.01 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Employee Stock Purchase Plan

   In February 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "ESPP"). A total of 600,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP is intended to qualify

                        COPPER MOUNTAIN NETWORKS, INC.

as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the ESPP. During the years ended December 31, 2001 and 2000, the ESPP purchased 141,000 and 143,000 shares, respectively of the Company's common stock. As of December 31, 2001, 316,000 shares are reserved for future purchases. On January 31, 2002, 26,000 shares were purchased by the ESPP.

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

Warrants

   In January 1997, the Company entered into an agreement with a corporate partner, whereby the two companies exchanged certain technology and services. In addition, the Company issued a warrant to such corporate partner to purchase 147,401 shares of Series B convertible preferred stock at a price of $3.39 per share. The warrant is exercisable for four years following the date of issuance. The estimated fair value of the warrant was $88,000, which was capitalized as an intangible asset and amortized over the two-year term of the agreement. The warrant was convertible into 442,202 shares of common stock. In January 2001, the warrant was net exercised. There were no cash proceeds as a result of the exercise and the Company issued a net of 355,000 shares of its common stock.

Common Shares Reserved for Future Issuance

   The following table presents shares reserved for future issuance under the Company's stock option plans, restricted stock grants and ESPP as of December 31, 2001 (in thousands):

                1996 Equity Incentive Plan............... 10,424
                Non-Employee Directors' Stock Option Plan    657
                Nonstatutory Stock Option Plan...........    600
                OnPREM 1998 Stock Option Plan............     15
                Employee Stock Purchase Plan.............    312
                                                          ------
                                                          12,008

8.  Commitments

   In August 2000, the Company entered into an $800,000 credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2000 and 2001, the full amount of funds available under this credit facility had been utilized. The borrowings under the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 9.85% per annum. The obligation is secured by the related equipment.

   In June 2000, the Company secured a $5.0 million credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2001, the full amount of funds available under

                        COPPER MOUNTAIN NETWORKS, INC.

this credit facility had been utilized. The borrowings under the capital lease agreement are to be repaid in 36 equal monthly installments and accrue interest at 10.8% per annum. The obligation is secured by the related equipment.

   In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. During the year ended December 31, 1999, the full amount of funds available under the equipment loan had been utilized. As of December 31, 2000 and 2001, the full amount of funds available under the capital lease agreement had been utilized. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8% per annum. Both obligations are secured by the related equipment.

   In 1996, the Company entered into an equipment financing agreement with a bank and leasing company that allows the Company to borrow up to $1.0 million for purchases of equipment. The notes are secured by the related equipment. As of December 31, 2000 and 2001 the full amount of funds available under the equipment financing agreement were utilized.

   In connection with the 1996 equipment financing agreement, the Company agreed to make a final payment equal to 12.5% of the equipment financed at the end of the amortization period. Additionally, the Company granted warrants to the bank and leasing company to purchase an aggregate of 50,000 shares of Series A convertible preferred stock at $1.00 per share of which warrants for the purchase of 40,000 shares were exercised in 1999 and converted into 120,000 shares of common stock. The remaining warrants to purchase 10,000 shares of Series A convertible preferred stock, convertible into 30,000 shares of common stock, are outstanding and exercisable for the longer of ten years from the date of issuance or five years after an initial public offering. The estimated fair value of the warrants was approximately $18,000, which was capitalized as debt issuance costs and is being amortized over the life of the equipment financing agreement.

   The Company leases its facilities under noncancelable operating leases expiring on various dates through 2007. The leases contain renewal options and are subject to cost increases. Rent expense totaled $3.9 million, $4.6 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   Future minimum payments under the noncancelable operating leases and equipment under capital leases consist of the following at December 31, 2001 (in thousands):

                                                   Operating Capital
                                                    Leases   Leases
                                                   --------- -------
           Year ending December 31,
              2002................................    6,790    3,190
              2003................................    6,211    2,827
              2004................................    6,430      172
              2005................................    4,303       --
              2006................................    2,045       --
              Thereafter..........................      892       --
                                                    -------  -------
           Total minimum lease payments...........  $26,671    6,189
                                                    =======
           Less amount representing interest......              (815)
                                                             -------
           Total present value of minimum payments             5,374
           Less current portion...................            (2,549)
                                                             -------
           Non-current portion....................           $ 2,825
                                                             =======

                        COPPER MOUNTAIN NETWORKS, INC.

   During September 1997, the Company entered into a capital lease agreement, which allows for the Company to borrow up to $1,750,000 to finance capital expenditures. As of December 31, 2001, 2000 and 1999, the Company had borrowed all of the available funds under this agreement.

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

   Equipment held under the capital leases totaled $10.1 million and $10.1 million and the related accumulated amortization totaled $7.4 million and $3.8 million at December 31, 2001 and 2000, respectively. The obligations under the capital leases are secured by the related equipment.

9.  Restructuring Costs and Asset Impairments

   On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the three months ended March 31, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. As a result of this plan, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all reductions related to this plan occurred prior to March 31, 2001.

   On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2002. As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in all areas of the Company. As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions. Substantially all reductions occurred prior to September 30, 2001.

   As a part of these plans, the carrying values of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the year ended December 31, 2001, the Company recorded losses from impairment of assets of $9.2 million, which were recorded as restructuring costs. The cost of these losses was previously estimated to be $10.9 million. This estimate was reduced by the utilization of assets, primarily laboratory equipment, previously estimated to be held for disposition. Substantially all of the impaired assets are being held for disposition and will not continue to be depreciated. Depreciation expense for the year ended December 31, 2001 was reduced by $1.9 million as a result of this charge. The Company estimates that depreciation expense will be reduced by $2.7 million, $2.4 million, $1.8 million and $0.4 million for the years ending December 31, 2002, 2003, 2004 and 2005, respectively, as a result of this charge.

                        COPPER MOUNTAIN NETWORKS, INC.

   Also as part of these plans, the Company elected to consolidate its operations and attempt to sublease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the year ended December 31, 2001, the Company recorded estimated excess lease costs of $7.6 million which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The excess lease costs were previously estimated to be $5.9 million. The increase in this estimate is attributable to an increase in the estimated holding periods for the remaining leases and decreased estimated sublease receipts based on continuing deterioration in the market for comparable rental office space. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the year ended December 31, 2001. Future cash outlays related to these plans are expected to be completed in 2007.

   Future minimum amounts due under sub-lease receivables as of December 31, 2001 are as follows (in thousands):

                      Year ending December 31,
                         2002..................... $1,867
                         2003.....................  1,554
                         2004.....................  1,053
                         2005.....................    260
                                                   ------
                      Total minimum lease payments $4,734
                                                   ======

   Details of the restructuring charges are as follows (in 000s):

                                     Cash/                     Reserve Balance at
                                    Non-cash Charge  Activity  December 31, 2001
                                    -------- ------- --------  ------------------
Impairment of assets............... Non-cash $ 9,200 $ (9,087)       $  113
Excess lease costs................. Cash       7,586   (1,132)        6,454
Elimination of job responsibilities Cash       3,596   (2,961)          635
                                             ------- --------        ------
                                             $20,382 $(13,180)       $7,202
                                             ======= ========        ======

   In connection with these plans, the OnPREM product line was discontinued. Accordingly, management determined that the estimated future cash flows from certain intangible assets acquired in the purchase of OnPREM Networks Corporation would likely not be sufficient to recover the carrying value of such assets. The Company calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets in the year ended December 31, 2001. The underlying factors contributing to the decline in expected financial results included changes in the Company's strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

10.  Litigation and Claims

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

                        COPPER MOUNTAIN NETWORKS, INC.

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

   In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings ("IPOs") of their common stock in the late 1990s (the "IPO Lawsuits"). In the complaint, the plaintiff alleges that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiff seeks unspecified monetary damages and other relief. The IPO Lawsuits have been consolidated for pretrial purposes. The Company has not been required to answer the complaint filed against us, and no discovery has been served on the Company. The Company believes the lawsuit is without merit and intend to defend against it vigorously.

   In April 1999, the Company entered into a Manufacturing Contract with Flextronics International Fremont, Inc., whereby Flextronics purchased components for and manufactured equipment that the Company sold to customers. In or about March 2001, Flextronics claimed that, due to reductions by the Company in its equipment forecasts, Flextronics had purchased more inventory than was necessary to meet the Company's reduced equipment needs, and that the Company was responsible to purchase this excess inventory from Flextronics. As a result, on or about May 31, 2001, the Company and Flextronics' successor in interest, Flextronics International USA, Inc. entered into a letter agreement regarding this disputed excess inventory. The letter agreement required the Company to pay Flextronics $30.3 million in four separate installments, subject to the Company's right to audit the amount of the excess inventory, and contains provisions for adjusting the balance due to Flextronics based on discrepancies found in the audit and agreed upon by the parties. In or about September 2001, after the Company had paid the first two installments of $7.6 million, totaling $15.2 million, the Company concluded in the course of the audit that Flextronics had overstated the amount of excess inventory and that the Company only owed $14.6 million under the letter agreement, meaning that the Company had overpaid Flextronics by approximately $480,000. Flextronics has refused to refund this amount and disputes the results of the audit. On or about December 4, 2001, Flextronics demanded that the Company make the remaining payments due under the letter agreement and pay for an additional $11.3 million in excess inventory. The Company has not made the remaining payments, which were due in October 2001 and January 2002, and the Company believes that Flextronics has no basis for its request that the Company pay for an additional $11.3 million in excess inventory.

   On December 12, 2001, pursuant to the dispute resolution procedures in the contract, the Company filed a demand for arbitration against Flextronics with the American Arbitration Association in San Diego County seeking a declaration that the Company does not owe Flextronics any further amounts under the letter agreement and seeking, among other relief, reimbursement for the approximately $480,000 overpayment. Flextronics has not filed a response to the demand. No arbitration date has been set.

   On or about January 30, 2002, Flextronics filed a civil action against the Company in the Superior Court of the State of California, County of Santa Clara, alleging that the Company breached the contract and letter agreement and seeking, among other relief, $15.2 million it claims to be due under the letter agreement, interest, attorneys' fees and costs, and a writ of attachment in the amount of $15.2 million to secure payment of the $15.2 million it claims to be due pending the outcome of the

                        COPPER MOUNTAIN NETWORKS, INC.

arbitration. No trial date has been set. The Company believes that it has meritorious defenses to this action and intends to defend this action vigorously. The Company also intends to file a petition to compel arbitration and/or a motion to stay the civil action if Flextronics will not agree to arbitrate its claims. The ultimate outcome of this dispute is not currently practically determinable.

   If Flextronics obtains a writ of attachment in its civil action, the restriction of the use of assets could have a material adverse effect on the Company's business. If Flextronics prevails on its claims, the Company could be forced to make significant payments to Flextronics and such payments could have a material adverse effect on the Company's business, financial condition, and results of operations. Even if the Company prevails in this dispute, the efforts required could result in substantial costs and divert management's attention and resources, which could adversely affect the business.

   The Company incident to its business activities is party to other legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2001. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.

11.  Leased Equipment

   During the year ended December 31, 2000, the Company entered into a $10.0 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. During the year ended December 31, 2001, this investment was sold at an amount that approximated the carrying value.

   During the year ended December 31, 2000, the Company entered into a $8.6 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. As of December 31, 2000, the customer had utilized all of the funds available under this credit facility. The borrowings under the capital lease agreement are to be repaid in monthly installments and accrue interest at 10.5% per annum. The lease was being accounted for as a sales-type capital lease. The obligation is secured by the related equipment. As of December 31, 2000, $1.9 million and $2.8 million of the net lease receivable were classified in the Company's balance sheet as other current assets and other assets, respectively. During the year ended December 31, 2001, the Company received the lessee's quarterly lease payments; however, as a result of the continuing deterioration of the lessee's financial position, the Company recorded a $1.9 million charge to reduce the carrying value of the lease receivable. This charge is included in bad debt expense for the year ended December 31, 2001. Any future payments received will be recorded as a decrease in bad debt expense in the period received.

                        COPPER MOUNTAIN NETWORKS, INC.

   Future minimum amounts due under sales-type capital lease receivables as of December 31, 2001 are as follows (in thousands):

              Year ending December 31,
                 2002................................... $ 2,757
                 2003...................................   2,757
                 2004...................................   1,833
                                                         -------
              Total minimum lease payments..............   7,347
              Less amount representing unearned interest  (1,149)
                                                         -------
              Total present value of minimum payments...   6,198
              Less allowance for collectibility.........  (6,198)
                                                         -------
                                                         $    --
                                                         =======

12.  Income Taxes

   Significant components of the provision for income taxes are as follows (in thousands):

                                                              Year Ended
                                                             December 31,
                                                            -------------
                                                            2001   2000
                                                            ---- --------
     Current provision:
        Federal............................................ $--  $     --
        State..............................................  --        --
                                                            ---  --------
     Total current:........................................  --        --
     Deferred provision:
        Federal............................................  --    30,272
        State..............................................  --     7,244
                                                            ---  --------
     Total deferred:.......................................  --    37,516
     Benefit of net operating loss and credit carryforwards  --   (27,872)
     Benefit of reversal of valuation allowance............  --    (7,784)
                                                            ---  --------
                                                            $--  $  1,860
                                                            ===  ========

   The following is a reconciliation from the expected statutory federal income tax expense to the Company's actual income tax expense (in thousands):

                                                           Year Ended
                                                          December 31,
                                                       -----------------
                                                         2001     2000
                                                       --------  -------
       Tax at U.S. statutory rate..................... $(63,611) $ 1,244
       Amortization and write off of intangible assets   16,156    8,419
       State income taxes, net of federal benefit.....      182      264
       Net change in valuation allowance and other....   47,273   (8,067)
                                                       --------  -------
                                                       $     --  $ 1,860
                                                       ========  =======

                        COPPER MOUNTAIN NETWORKS, INC.

   Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are shown below (in thousands):

                                                    December 31,
                                                -------------------
                                                  2001       2000
                                                ---------  --------
           Deferred tax assets:
              Net operating loss carryforwards. $  52,771  $ 23,936
              Tax credit carryforwards.........    11,266     9,393
              Accruals and reserves............    51,761    23,422
              Deferred compensation............     1,718       930
              Other, net.......................        --       599
                                                ---------  --------
           Total deferred tax assets...........   117,516    58,280
           Valuation allowance.................  (117,516)  (58,280)
                                                ---------  --------
           Net deferred tax assets............. $      --  $     --
                                                =========  ========

   A valuation allowance of $117.5 million has been recorded at December 31, 2001 to offset the net deferred tax assets as realization is uncertain due to the expectation that deductions from 2001 net operating losses and employee stock option exercises will exceed future taxable income. When recognized, the tax benefit of the employee stock option exercise deductions will be accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision.

   The Company had federal and California tax net operating loss carryforwards at December 31, 2001 of approximately $129.5 million and $106.2 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2011 and 2004, respectively, unless previously utilized. Included in the net operating loss carryforwards are stock option deductions of approximately $40.8 million. The benefit of these net operating loss carryforwards will be credited to equity when realized. The Company also has federal and California research tax credit carryforwards of approximately $6.6 million and $4.6 million, respectively, which will begin to expire in 2011 unless previously utilized.

   Pursuant to Internal Revenue Service Code Sections 382 and 383, use of a portion of the Company's net operating loss and credit carryforwards are limited because of a cumulative change in ownership of more than 50% which occurred in prior years. However, the Company does not believe such limitations have a material impact on the Company's ability to use these carryforwards.

                        COPPER MOUNTAIN NETWORKS, INC.

13.  Employee Savings Plan

   The Company has a 401(k) plan, which allows participating employees to contribute up to 20% of their salary, subject to annual limits. The Company may, at its sole discretion, approve Company contributions. The Company has approved a match of 50% of the first 4% of salary deferred by employees for years including and following the year ended December 31, 2000. The Board has not approved any previous matching contributions. During the years ended December 31, 2001 and 2000, matching contributions were $494,000 and $429,000, respectively.

14.  Related Party Transactions

   At December 31, 2001, the Company had a note receivable from an officer with a face value of $1.0 million included in other assets. This note was issued in connection with the officer's employment and relocation agreement. The note bears no interest, is secured by the options to purchase the Company's common stock held by the officer and is due at the earlier of March 30, 2003, or 15 days from the date the officer ceases to be an employee of the Company.

15.  Recent Event (Unaudited)

   At December 31, 2001, the Company had an investment in commercial paper issued by Southern California Edison Company, which is included in short-term marketable investments at a carrying value of $2.7 million. Also, included in other comprehensive income at December 31, 2001 is an unrealized gain adjustment of $0.3 million. In March 2002 the balance of this investment was fully paid in the amount of $3.4 million. The resulting realized gain in the amount of $1.0 million will be reflected in the Company's 2002 financial statements for all periods that include the three months ending March 31, 2002.

                                                                   Exhibit 23.1

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-64024) pertaining to the 1996 Equity Incentive Plan of Copper Mountain Networks, Inc. and in the Registration Statement (Form S-8 No. 333-80333) pertaining to the 1996 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, 1999 Non-employee Directors' Stock Option Plan and Options Granted Outside Any Plan of Copper Mountain Networks, Inc. and in the Registration Statement (Form S-8 No. 333-32218) pertaining to the Common Stock Issuable Upon Exercise of Options Assumed by Copper Mountain Networks, Inc., Originally Granted Under the OnPREM Networks Corporation 1998 Stock Option Plan and in the Registration Statement (Form S-8 No. 333-38798) pertaining to the 2000 Nonstatutory Stock Option Plan and 1996 Equity Incentive Plan, as amended of Copper Mountain Networks, Inc. of our report dated January 30, 2001, with respect to the financial statements of Copper Mountain Networks, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

   Our audits also included the financial statement schedule of Copper Mountain Networks, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP

San Diego, California
March 1, 2002

                                                                    Schedule II

                        COPPER MOUNTAIN NETWORKS, INC.

                      Valuation and Qualifying Accounts*

                                              Additions
                                              ----------
                                  Balance at  Charged to
                                 Beginning of Costs and             Balance at
                                     Year      Expenses  Deductions End of Year
Allowance for Doubtful Accounts: ------------ ---------- ---------- -----------
  Year ended December 31, 1999..  $       --    140,000         --  $  140,000
  Year ended December 31, 2000..  $  140,000  7,180,000  5,352,000  $1,968,000
  Year ended December 31, 2001..  $1,968,000     24,000  1,522,000  $  470,000

                                                Additions
                                         ---------------------
                             Balance at  Charged to Charged to
                             Beginning   Costs and    Other                 Balance at
                              of Year     Expenses   Accounts    Deductions End of Year
    Inventory Reserves:      ----------- ---------- ----------   ---------- -----------
Year ended December 31, 1999 $ 1,172,000    750,000         --   1,094,000  $   828,000
Year ended December 31, 2000 $   828,000 13,324,000         --   1,824,000  $12,328,000
Year ended December 31, 2001 $12,328,000 36,336,000 34,300,000** 2,082,000  $80,882,000

--------
** This amount was charged to the adverse purchase commitments.

                                           Additions
                                           ----------
                                Balance at Charged to
                                Beginning  Costs and             Balance at
                                 of Year    Expenses  Deductions End of Year
        Accrued Warranty:       ---------- ---------- ---------- -----------
   Year ended December 31, 1999 $  418,000 1,779,000    267,000  $1,930,000
   Year ended December 31, 2000 $1,930,000 2,942,000  1,158,000  $3,714,000
   Year ended December 31, 2001 $3,714,000        --  2,989,000  $  725,000

                                            Additions
                                            ----------
                                Balance at  Charged to
                                Beginning   Costs and             Balance at
                                 of Year     Expenses  Deductions End of Year
  Adverse Purchase Commitments: ----------- ---------- ---------- -----------
  Year ended December 31, 1999. $        --         --         -- $        --
  Year ended December 31, 2000. $        -- 28,600,000         -- $28,600,000
  Year ended December 31, 2001. $28,600,000 17,200,000 37,717,000 $ 8,083,000

                                                    Additions
                                                    ----------
                                        Balance at  Charged to
                                        Beginning   Costs and             Balance at
                                         of Year     Expenses  Deductions End of Year
Deferred Tax Asset Valuation Allowance: ----------- ---------- ---------- ------------
     Year ended December 31, 1999...... $ 7,793,000  5,546,000        --  $ 13,339,000
     Year ended December 31, 2000...... $13,339,000 52,725,000 7,784,000  $ 58,280,000
     Year ended December 31, 2001...... $58,280,000 59,236,000        --  $117,516,000

--------
* Certain prior period amounts and balances have been reclassified to conform to the current period presentation.