Form 10-Q
period 2002-03-31
COPPER MOUNTAIN NETWORKS INC
filed 2002-05-15
CIK 1031951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

     or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to________.

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



               1850 Embarcadero Road, Palo Alto, California 94303
                                 (650) 687-3300
   (Address, including zip code, and telephone number, including area code, of principal executive offices)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No____
                                              ---

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 30, 2002 was 58,378,414.

                         COPPER MOUNTAIN NETWORKS, INC.
                                      INDEX

                                                                                        Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets at March 31, 2002 and
                         December 31, 2001                                                2

                  Condensed Statements of Operations for the three months
                         ended  March 31, 2002 and 2001                                   3

                  Condensed Statement of  Stockholders' Equity for the three
                         months ended March 31, 2002                                      4

                  Condensed Statements of Cash Flows for the three months
                         ended March 31, 2002 and 2001                                    5

                  Notes to Condensed Financial Statements                                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    11

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                                   34


Part II. Other Information

         Item 1.  Legal Proceedings                                                      35

         Item 6.  Exhibits and Reports on Form 8-K                                       36

                         COPPER MOUNTAIN NETWORKS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                    March 31,          December 31,
                                                                      2002                 2001
                                                                  -------------        ------------
                                                                   (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                                      $      29,248        $     26,623
   Short-term marketable investments                                     37,207              46,202
   Accounts receivable, net                                                 532               1,574
   Inventory, net                                                         6,369               7,502
   Other current assets                                                     459                 393
                                                                  -------------        ------------
Total current assets                                                     73,815              82,294
Property and equipment, net                                              10,598              12,251
Other assets                                                              1,773               1,924
                                                                  -------------        ------------

Total assets                                                      $      86,186        $     96,469
                                                                  =============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                               $      19,349        $     17,661
   Adverse purchase commitment                                            6,983               8,083
   Accrued restructuring costs                                            2,914               3,205
   Accrued liabilities                                                    6,142               6,544
   Current portion of obligations under capital leases
     and equipment notes payable                                          3,134               3,120
                                                                  -------------        ------------
Total current liabilities                                                38,522              38,613
Obligations under capital leases and equipment
   notes payable, less current portion                                    2,728               3,534
Accrued restructuring costs                                               3,335               3,884
Other accrued                                                               283                 253

Stockholders' equity:
   Common stock                                                              58                  58
   Additional paid in capital                                           246,171             246,126
   Deferred compensation                                                 (3,490)             (5,666)
   Accumulated deficit                                                 (201,421)           (190,673)
   Other comprehensive income                                              ----                 340
                                                                  -------------        ------------
Total stockholders' equity                                               41,318              50,185
                                                                  -------------        ------------

Total liabilities and stockholders' equity                        $      86,186        $     96,469
                                                                  =============        ============





            See accompanying notes to condensed financial statements

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2002             2001
                                                   -----------      -----------


Net revenue                                        $     3,014      $     8,161
Cost of revenue                                          2,054           39,528
                                                   -----------      -----------
  Gross margin                                             960          (31,367)
Operating expenses:
  Research and development                               7,295           11,667
  Sales and marketing                                    1,752            7,010
  General and administrative                             2,441            7,796
  Amortization of purchased intangibles                   ----            5,326
  Amortization of deferred stock compensation*           2,176              555
  Recovery of bad debt                                    (689)            ----
  Restructuring costs                                     ----            4,382
                                                   -----------      -----------
      Total operating expenses                          12,975           36,736
                                                   -----------      -----------

Loss from operations                                   (12,015)         (68,103)

Other income (expense):
     Interest and other income, net                      1,450            1,425
     Interest expense                                     (183)            (218)
                                                   -----------      -----------
Net loss                                           $   (10,748)     $   (66,896)
                                                   ===========      ===========


Basic net loss per share                           $     (0.20)     $     (1.27)
                                                   ===========      ===========

Diluted net loss per share                         $     (0.20)     $     (1.27)
                                                   ===========      ===========


Basic common equivalent shares                          53,450           52,590
                                                   ===========      ===========

Diluted common equivalent shares                        53,450           52,590
                                                   ===========      ===========



* The following table shows how the Company's deferred stock compensation would be allocated to cost of revenue and the respective expense categories:


  Cost of revenue                                  $       132      $        19
  Research and development                                 728              142
  Sales and marketing                                      289               92
  General and administrative                             1,027              302
                                                   -----------      -----------
     Total                                         $     2,176      $       555
                                                   ===========      ===========

            See accompanying notes to condensed financial statements.

                         COPPER MOUNTAIN NETWORKS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                               Common Stock
                                            -------------------
                                                                 Additional                                 Other         Total
                                            Number of             Paid in       Deferred   Accumulated  Comprehensive Stockholders'
                                             Shares     Amount    Capital    Compensation    Deficit       Income         Equity
                                            ---------  -------- ------------ ------------  -----------  ------------- -------------
Balance at December 31, 2001                   58,351  $     58 $    246,126 $     (5,666) $  (190,673) $         340 $      50,185


  Amortization related to deferred
    stock compensation                           ----      ----         ----        2,176         ----           ----         2,176

  Common stock issued under Employee
    Stock Purchase Plan                            26      ----           29         ----         ----           ----            29

  Exercise of options to purchase
    common stock                                   96      ----           16         ----         ----           ----            16


  Realization of unrealized gain on marketable   ----      ----         ----         ----         ----           (340)         (340)
    investment
  Net loss
                                                 ----      ----         ----         ----      (10,748)          ----       (10,748)
                                            ---------  -------- ------------ ------------  -----------  ------------- -------------

Balance at March 31, 2002                      58,473  $     58 $    246,171 $     (3,490) $  (201,421) $        ---- $      41,318
                                            =========  ======== ============ ============  ===========  ============= =============


            See accompanying notes to condensed financial statements

                         COPPER MOUNTAIN NETWORKS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2002           2001
                                                                   -------------  -------------
Cash flows from operating activities:
  Net loss                                                         $   (10,748)   $   (66,896)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                                     2,066          8,161
       Non-cash portion of restructuring costs                              --          1,900
       Non-cash compensation                                             2,176            555
       Realized gain on investment in marketable investment             (1,020)            --
       Changes in operating assets and liabilities:
          Accounts receivable                                            1,042         17,248
          Inventory                                                      1,133          3,783
          Other current assets and other assets                             85         13,571
          Accounts payable and accrued liabilities                       1,316        (22,513)
          Adverse purchase commitment                                   (1,100)        16,061
          Accrued restructuring costs                                     (840)            --
                                                                   -----------    -----------

Net cash used in operating activities                                   (5,890)       (28,130)
                                                                   -----------    -----------
Cash flows from investing activities:
  Maturities of marketable investments, net                              9,675         52,133
  Purchases of property and equipment                                     (413)        (3,000)
                                                                   -----------    -----------

Net cash provided by investing activities                                9,262         49,133
                                                                   -----------    -----------
Cash flows from financing activities:
  Payments on capital leases and equipment notes payable                  (792)          (796)
  Proceeds from issuance of common stock                                    45            750
                                                                   -----------    -----------

Net cash used in financing activities                                     (747)           (46)
                                                                   -----------    -----------

Net increase in cash and cash equivalents                                2,625         20,957

Cash and cash equivalents at beginning of period                        26,623         65,838
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $    29,248    $    86,795
                                                                   ===========    ===========


Supplemental information:
  Interest paid                                                    $       183    $       218
                                                                   ===========    ===========

            See accompanying notes to condensed financial statements

NOTE 1 - General and Summary of Significant Accounting Policies

In management's opinion, the accompanying unaudited condensed financial statements for Copper Mountain Networks, Inc. (the "Company") for the three month periods ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals except for a gain on investment of $1.0 million and a recovery of bad debt expense of $0.7 million for the three months ended March 31, 2002 and a charge related to excess inventory on hand and on order of $35.0 million, a restructuring charge of $4.4 million, a $2.6 million charge related to the collectability of certain receivable and a charge related to an investment in commercial paper of $0.6 million for the three months ended March 31, 2001) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2001 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2001 contained in the 2001 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2002.

Investments In Marketable Securities

At March 31, 2002, the Company held investments in investment grade debt securities with various maturities through June 2002 and money market funds. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's total investments in these securities as of March 31, 2002 totaled $66.4 million. The Company has included $29.2 million of these securities in cash and cash equivalents, as of March 31, 2002, as they have original maturities of less than 90 days. The Company has designated all of its remaining investments of $37.2 million as held-to-maturity.

At December 31, 2001, the Company had an investment in commercial paper issued by Southern California Edison Company, which was included in short-term marketable investments at a carrying value of $2.7 million. Also, included in other comprehensive income at December 31, 2001 was an unrealized gain adjustment of $0.3 million. In March 2002 the principal balance of this investment was fully paid in the amount of $3.4 million, plus accrued interest. The resulting gain in the amount of $1.0 million is included in other income for the three months ended March 31, 2002.

Investments In Sales-Type Leases

During the year ended December 31, 2000, the Company entered into a $8.6 million credit facility with a customer for the purchase of the Company's equipment under a capital lease agreement. As of December 31, 2000, the customer had utilized all of the funds available under this credit facility. The borrowings under the capital lease agreement are to be repaid in quarterly installments and accrue interest at 10.5% per annum. The lease was accounted for as a sales-type capital lease. The obligation is secured by the related equipment. During the year ended December 31, 2001, the Company received the lessee's quarterly lease payments; however, as a result of the continuing deterioration of the lessee's financial position, the Company recorded a $2.6 million charge to reduce the carrying value of the lease receivable. This charge is included in bad debt expense for the three months ended March 31, 2001. During the three months ended March 31, 2002 the quarterly payment was received and is included in recovery of bad debt. Any future payments received will be recorded as a recovery of bad debt in the period received.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company's revenues for the three months ended March 31, 2002 include revenue recognized from significant customers totaling $0.5 million and $0.4 million or 18% and 12% of net revenue and one significant international customer totaling $0.4 million or 15% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Under certain circumstances the Company requires payment prior to shipment for orders placed by customers whose credit does not meet the Company's criteria. The Company had significant accounts receivable balances due from two customers individually representing 27% and 10% of total accounts receivable at March 31, 2002.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the first quarter of 2001, the Company recorded a charge of $35 million of which $17.2 million related to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and $17.8 million related to excess inventory on hand at March 31, 2001. The reduction to inventory value and loss on purchase commitments are included in cost of revenues.


NOTE 2 - Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns; bad debts; excess inventory and adverse purchase commitments; restructuring; and the ultimate outcome of litigation. Actual results could differ from those estimates.


NOTE 3 - Net Income (Loss) Per Share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 3,024,480 and 2,924,569 shares for the three months ended March 31, 2002 and 2001, respectively, were excluded from the calculation because of their anti-dilutive effect.

NOTE 4 - Composition of Certain Balance Sheet Captions (in thousands)

                                                            March 31,            December 31,
                                                              2002                   2001
                                                         ---------------        --------------
                                                           (Unaudited)
         Inventory:
           Raw materials                                 $        73,346        $       74,532
           Work in process                                           344                   329
           Finished goods                                         12,588                13,523
           Allowance for excess and obsolescence                 (79,909)              (80,882)
                                                         ---------------        --------------
                                                         $         6,369        $        7,502
                                                         ===============        ==============

         Accrued liabilities:
           Accrued compensation                          $         1,834        $        1,683
           Accrued warranty                                          525                   725
           Accrued paid time off                                   1,186                 1,250
           Deferred revenue                                          396                   842
           Other                                                   2,201                 2,044
                                                         ---------------        --------------
                                                         $         6,142        $        6,544
                                                         ===============        ==============


NOTE 5 - Restructuring

On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the three months ended March 31, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. As a result of this plan, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all workforce reductions related to this plan occurred during 2001.

On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2002. As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in all areas of the Company. As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions. Substantially all workforce reductions occurred during 2001.

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

Also as part of these plans, the Company elected to consolidate its operations and attempt to sublease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the year ended December 31, 2001, the Company recorded estimated excess lease costs of $7.6 million which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The excess lease costs were previously estimated to be $5.9 million. The increase in this estimate is attributable to an increase in the estimated holding periods for the remaining leases and decreased estimated sublease receipts based on continuing deterioration in the market for comparable rental office space. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the year ended December 31, 2001. Future cash outlays related to these plans are expected to be completed in 2007. During the year ended December 31, 2001, charges totaling $20.4 million were recorded and activities costing $13.2 million were completed.

Details of the restructuring charges are as follows (in 000s):

                                                           Reserve Balance                 Reserve Balance
                                            Cash/          at December 31,                   at March 31,
                                           Non-cash              2001         Activity          2002
                                        ---------------    ---------------    --------     ---------------

Impairment of assets                    Non-cash           $           113    $      -      $           113
Excess lease costs                      Cash                         6,454         (667)              5,787
Elimination of job responsibilities     Cash                           635         (150)                485
                                                           ---------------    ---------     ---------------
                                                           $         7,202    $    (817)    $         6,385
                                                           ===============    =========     ===============

At March 31, 2002, the portion of the reserve balance related to the impairment of assets is included in property and equipment, net. Future cash outlays are expected to be completed in 2002, except for obligations under facility leases, which are expected to be completed in 2007.

NOTE 6  - Litigation

Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers (the "Northern District Lawsuits"), along with two related derivative actions against the Company and its directors in Delaware and California, alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Lawsuits have been consolidated for pretrial purposes before United States Judge Vaughn Walker of the Northern District of California. The Company has filed a motion to dismiss the Northern District Lawsuits. The derivative actions have been stayed. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.

In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned Lowlicht v. Copper Mountain Networks, Inc., et al., Case No. 01-CV-10943. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against numerous public companies that conducted initial public offerings ("IPOs") of their common stock since the mid-1990s (the "IPO Cases").

On August 8, 2001, all of the above-referenced lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. On April 19, 2002, the plaintiffs filed an amended complaint against the Company and certain of its officers and directors. The allegations in the amended complaint are similar to the allegations in the original complaint, and Judge Scheindlin has not yet set a date for the defendants to respond to the amended complaint. Thus, the Company has not been required to answer or respond to the complaint or the amended complaint, and no discovery has been served on the Company.

In April 1999, the Company entered into a Manufacturing Contract (the "Contract") with Flextronics International Fremont, Inc. ("Flextronics"), whereby Flextronics purchased components for and manufactured equipment that the Company sold to customers. In or about March 2001, Flextronics claimed that, due to reductions by the Company in its equipment forecasts, Flextronics had purchased more inventory than was necessary to meet the Company's reduced equipment needs, and that the Company was responsible to purchase this excess inventory from Flextronics. As a result, on or about May 31, 2001, the Company and Flextronics' successor in interest, Flextronics International USA, Inc., entered into a letter agreement regarding this disputed excess inventory (the "Letter Agreement"). The Letter Agreement requires the Company to pay Flextronics $30.3 million in four installments, subject to the Company's right to audit the composition and value of the excess inventory, and contains provisions for adjusting the balance due to Flextronics based on discrepancies found in the audit and agreed upon by the parties. In or about September 2001, after the Company had paid the first two installments of $7.6 million, totaling $15.2 million, the Company concluded in the course of its audit that Flextronics had overstated the composition and value of the excess inventory and, therefore, the Company owes nothing more under the Letter Agreement and is owed a refund of $0.5 million. Flextronics has refused to refund this amount and disputes the results of the Company's audit. The final two installments totaling $15.2 million are included in the Company's accounts payable at March 31, 2002.

On or about December 12, 2001, pursuant to the dispute resolution procedures in the Contract, the Company filed a demand for arbitration against Flextronics with the American Arbitration Association in San Diego County, California, case number 73Y1810040901ARC, seeking a declaration that the Company does not owe Flextronics any further amounts under the Letter Agreement and seeking, among other relief, reimbursement for the $0.5 million overpayment, payment of $0.8 million for an outstanding invoice, and an accounting of the Contract from its inception. Flextronics has not filed a response to the demand. The Company expects arbitration proceedings to take place during the third quarter of 2002.

On or about January 30, 2002, Flextronics filed a civil action against the Company in the Superior Court of the state of California, county of Santa Clara, case number CV804953, alleging that the Company breached the Letter Agreement and seeking, among other relief, $15.2 million, interest, attorneys' fees and costs, and a writ of attachment in the amount of $15.2 million to secure its claims pending the outcome of the arbitration. On or about May 6, 2002, this action was dismissed without prejudice at the request of Flextronics. No similar action has been filed in any other venue, but it is the Company's understanding that Flextronics intends to file a similar action in the Superior Court of the state of California, county of San Diego.

The Company incident to its business activities is party to other legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2002. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.

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

     Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other reports and filings made with the Securities and Exchange Commission.

Overview

     Copper Mountain's current operating activities relate primarily to developing, building and testing prototype products and establishing relationships with its target customers.

     Our revenue is generated primarily from sales of our central office-based equipment: our CopperEdge 200 DSL concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL CPE. Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. We also sell our CopperEdge 150 DSL concentrators, or CE150, in the multiple tenant unit, or MTU, market.

     For the three months ended March 31, 2002, revenue recognized from our largest three customers, Mpower, Versatel and Web Access, accounted for approximately 18%, 15% and 12% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Future sales, if any, to historically significant customers may be substantially less than historical sales. The loss of any one of our historically major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

     In the future, we expect that revenues, if any, will be substantially dependent on sales of our new VantEdge product. We expect that the VantEdge product will be generally available for sale beginning in the summer of 2002, however, we may not be successful introducing VantEdge by that time or generating revenues via VantEdge at that time or thereafter.

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

     To date, gross margin on sales of our DSL access systems and related wide area network and line cards, typically sold as combined systems, have been higher than gross margin on sales of DSL CPE. Furthermore, combined systems are not generally fully-populated (i.e., less than the total number of line cards which each system can support) when sold. When our customers add more subscribers than are supported in the initial configuration, we expect that these customers will purchase additional line cards from us to increase subscriber capacity. Historically, the sale of additional line cards has generated higher gross margin than the initial sale of combined systems. Gross margin on our DSL CPE is expected to decline in the future and we expect to face pricing competition which may result in lower average selling prices for these products as other suppliers of Copper Mountain compatible CPE enter the market.

     We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue during the periods presented consists of payments to our current contract manufacturer Plexus Corporation and our former contract manufacturer Flextronics International Ltd. We selected our manufacturing partners with the goal of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our network management software. We believe that continued investment in research and development is critical to attaining our strategic product objectives and, as a result, we expect these costs to comprise a substantial portion of our operating expenses in the future.

     Sales and marketing expenses consist of salaries, commissions, travel costs and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, management information systems and administrative personnel, recruiting expenses, professional fees, bad debt expenses and other general corporate expenses.

     Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation. During the second quarter of 2001, additional deferred compensation was recorded in conjunction with our stock option exchange program. During the third and fourth quarter of 2001, additional deferred compensation was recorded in conjunction with a grant of restricted stock to employees. The intrinsic value of the options to purchase common stock granted under the Exchange Program will be re-measured at the end of each period for the life of the option. We expect that the total amount of deferred compensation expense that will be recognized under the Exchange Program could vary from period to period and the ultimate amount of deferred compensation expense that will be recognized is not currently determinable. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. We recorded total deferred stock compensation of $26.0 million from inception to March 31, 2002 and amortized $22.5 million from inception to March 31, 2002. In August 2001, the Company granted 3,550,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest 50% one year from the date of grant and ratably each month thereafter for a period of 12 months. The related net compensation expense of approximately $7.2 million is being amortized over the vesting period of two years. In October 2001, the Company granted 1,550,000 shares of restricted common stock to certain employees. The shares, which are restricted as to sale or transfer until vesting, will vest monthly ratably after one year of service for a total vesting period of 24 months. The related net compensation expense of approximately $1.8 million is being amortized in accordance with FASB Interpretation No. 28 over the vesting period of two years. Deferred stock compensation and amortization of deferred stock compensation could materially increase or decrease in future periods.

     On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2001. As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the three months ended March 31, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas. As a result of this plan, the Company had reduced its non-temporary work force by approximately 100 positions. Substantially all workforce reductions related to this plan occurred during 2001.

     On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan is expected to largely be completed during 2002. As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001. These charges primarily relate to: consolidation of the Company's continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in all areas of the Company. As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions. Substantially all workforce reductions occurred during 2001.

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

     Also as part of these plans, the Company elected to consolidate its operations and attempt to sublease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the year ended December 31, 2001, the Company recorded estimated excess lease costs of $7.6 million which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The excess lease costs were previously estimated to be $5.9 million. The increase in this estimate is attributable to an increase in the estimated holding periods for the remaining leases and decreased estimated sublease receipts based on continuing deterioration in the market for comparable rental office space. The rates and terms of the actual sub-leases may differ materially from these estimates which could result in changes in the restructuring charge recognized during the year ended December 31, 2001. Future cash outlays related to these plans are expected to be completed in 2007. During the year ended December 31, 2001, charges totaling $20.4 million were recorded and activities costing $13.2 million were completed.

Details of the restructuring charges are as follows (in 000s):

                                                           Reserve Balance                  Reserve Balance
                                            Cash/          at December 31,                    at March 31,
                                           Non-cash             2001           Activity           2002
                                        ---------------    ---------------     --------     ---------------
Impairment of assets                    Non-cash           $           113    $    ----     $           113
Excess lease costs                      Cash                         6,454         (667)              5,787
Elimination of job responsibilities     Cash                           635         (150)                485
                                                           ---------------    ---------     ---------------
                                                           $         7,202    $    (817)    $         6,385
                                                           ===============    =========     ===============

     At March 31, 2002, the portion of the reserve balance related to the impairment of assets is included in property and equipment, net. Future cash outlays are expected to be completed in 2002, except for obligations under facility leases, which are expected to be completed in 2007.

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

                                                                         Three Months Ended
                                                                             March 31,
                                                                 -------------------------------
                                                                    2002                2001
                                                                 -----------        ------------
   Net revenue                                                         100.0%             100.0%
   Cost of revenue                                                      68.1              484.4
                                                                 -----------        -----------
     Gross margin                                                       31.9             (384.4)
   Operating expenses:
     Research and development                                          242.0              143.0
     Sales and marketing                                                58.1               85.9
     General and administrative                                         81.0               95.5
     Amortization of purchased intangibles                              ----               65.3
     Amortization of deferred stock compensation                        72.2                6.7
     Recovery of bad debt                                              (22.8)              ----
     Restructuring costs                                                ----               53.7
                                                                 -----------        -----------
         Total operating expenses                                      430.5              450.1
                                                                 -----------        -----------
   Loss from operations                                               (398.6)            (834.5)
   Interest and other income, net                                       42.0               14.8
                                                                 -----------        -----------
   Net loss                                                           (356.6)            (819.7)
                                                                 ===========        ===========

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

     Net Revenue. Net revenue decreased from $8.2 million for the three months ended March 31, 2001 to $3.0 million for the three months ended March 31, 2002. This decrease was due to decreased sales of our CE200 DSL access concentrators and related line cards. Revenue recognized from our largest three customers for the three months ended March 31, 2002, Mpower, Versatel and Web Access, was $0.5 million, $0.4 million and $0.3 million, respectively.

     Gross Margin. Our gross margin increased from $(31.4) million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. The gross margin for the three months ended March 31, 2001 was adversely impacted by an excess inventory charge of $35.0 million. Before the impact of this charge, gross margin as a percentage of sales for the three months ended March 31, 2002 was adversely impacted by production volumes and sales mix.

     Research and Development. Our research and development expenses decreased from $11.7 million for the three months ended March 31, 2001 to $7.3 million for the three months ended March 31, 2002. This decrease was due to decreases in personnel expenses, quality and technical support costs and expensed prototype materials. Research and development expenses as a percentage of net revenue increased from 143.0% for the three months ended March 31, 2001 to 242.0% for the three months ended March 31, 2002. This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the three months ended March 31, 2002.

     Sales and Marketing. Our sales and marketing expenses decreased from $7.0 million for the three months ended March 31, 2001 to $1.8 million for the three months ended March 31, 2002. This decrease was primarily due to decreases in personnel expenses for sales and marketing staff, travel costs and demonstration equipment. Sales and marketing expenses as a percentage of net revenue decreased from 85.9% of net revenue for the three months ended March 31, 2001 to 58.1% for the three months ended March 31, 2002. This decrease was primarily the result of the decreased costs described above, partially offset by a decrease in our net revenue for the three months ended March 31, 2002.

     General and Administrative. Our general and administrative expenses decreased from $7.8 million for the three months ended March 31, 2001 to $2.4 million for the three months ended March 31, 2002. This decrease was due to decreased staffing for management information systems and administrative personnel, decreases in bad-debt expense, facilities costs and outside services. General and administrative expenses as a percentage of net revenue decreased from 95.5% for the three months ended March 31, 2001 to 81.0% for the three months ended March 31, 2002. This decrease was primarily the result of the decreased costs described above, partially off set by a decrease in our net revenue for the three months ended March 31, 2002.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased from $5.3 million for the three months ended March 31, 2001 to zero for the three months ended March 31, 2002. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $70.4 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development. During 2001 the OnPREM product line was discontinued and the remaining purchased intangibles were written off.

     Interest and Other Income. Interest and other income was $1.4 million for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, the Company realized gain of $1.0 million on an investment in commercial paper of Southern California Edison. Excluding this gain, the decrease is primarily attributable to a decreased average cash and short-term investment balances and a decrease in average investment yields.

     Interest Expense. Our interest expense decreased from $218,000 for the three months ended March 31, 2001 to $183,000 for the three months ended March 31, 2002. This decrease was primarily due to an decrease in the amount outstanding under capital lease and equipment notes payable facilities.

 Liquidity and Capital Resources

     Currently, the Company is not generating sufficient revenue to fund its operations. We expect our operating losses, net operating cash outflows and capital expenditures to continue if we are unable to increase sales. At March 31, 2002, we had cash and cash equivalents of $29.2 million and short-term marketable investments of $37.2 million.

     We currently require approximately $8 million to $12 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use will continue through 2002. As a result, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in the first quarter of 2002, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses related to litigation including any adverse determination in any of the litigation described elsewhere in this Form 10-Q under the heading "Legal Proceedings." Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in each of the previous six quarters. In future quarters, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Moreover, in our dispute with Flextronics, Flextronics sought to attach approximately $15.2 million of our cash as security for the amount of damages that they claim we owe them. This action was subsequently dismissed without prejudice at Flextronics' request, but we understand that Flextronics intends to re-file this action. If Flextronics re-files this action and if Flextronics is successful in this effort, our available cash could be reduced by up to $15.2 million at least temporarily and perhaps permanently. We believe that such an action would be without merit and we would defend against it vigorously. Finally, the development and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

     Cash used in operating activities for the three months ended March 31, 2002 and 2001 was $5.9 million and $28.1 million, respectively. The decrease in cash used in operating activities was primarily the result of a net change in net loss of $56.1 million partially off set by a decrease in depreciation expense and changes in operating assets and liabilities.

     Cash provided by investing activities for the three months ended March 31, 2002 and 2001 was $9.3 million and $49.1 million, respectively. The decrease in cash provided by investing activities for the three months ended March 31, 2002 compared to the same period in the prior year was the result of a decrease in net maturities of marketable investments.

     Cash used in financing activities for the three months ended March 31, 2002 and 2001 was $747,000 and $46,000, respectively. The change in cash flow from financing activities for the three months ended March 31, 2002 compared to the same period in the prior year was primarily due to the decrease in proceeds received from the exercise of stock options.

     In order to fund our operations beyond the third quarter of 2003, we expect that we will have to raise additional funds. We anticipate that we will have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations.

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

     Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

..    demand for our products and services is less than or more than expected;

..    Flextronics is successful in restricting the use of our cash;

..    our obligation to purchase certain finished product and raw materials in excess of anticipated requirements is less than or more than expected;

..    our plans or projections change or prove to be inaccurate;

..    we make acquisitions;

..    we accelerate or delay development or availability of new products
     (including but not limited to our VantEdge Broadband Service Concentrator) or otherwise alter the schedule or targets of our business plan implementation; or

..    there is an adverse or favorable determination in any litigation to which we are a party.

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

Risk Factors That May Affect Results of Operations and Financial Condition

     You should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 2001 before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

     If Copper Mountain Does Not Successfully Introduce and Commercialize the VantEdge Product, Our Business Will Be Materially Adversely Impacted

     In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our sales and marketing strategy on targeting ILECs, IXCs and international PTTs as potential customers. The future success of our business will substantially depend on our ability to successfully penetrate such customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products. Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

     Sales of our existing DSL products, which were primarily aimed at the CLEC market, have been decreasing for the last six quarters. Such sales could continue to decrease, if they continue at all. As a result, our future success is substantially dependant upon our ability to successfully market and commercialize our new VantEdge product on a timely basis. We began development of the VantEdge product in 1999, and formally announced the product in 2001. We expect that the VantEdge product will be generally available for sale beginning in the summer of 2002. We may not be able to finish the development and commercialization of the VantEdge product by that time, if at all, for various reasons, including those set forth in these risk factors. Even if we are successful in bringing the VantEdge product to market, sales of the VantEdge product may not be sufficient to allow us to continue to operate our business. Our business will be materially adversely impacted if we do not successfully introduce and commercialize the VantEdge product.

     Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed, and Without Additional Capital Copper Mountain May Not Be Able to Sustain Its Operations

     We currently require approximately $8 million to $12 million in cash per quarter to fund our operations, and we presently expect this rate of quarterly cash use to continue through 2002. As a result, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the fourth quarter of 2001, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-K under the heading "Legal Proceedings." Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in each of the past six quarters. In future quarters, it is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all. Moreover, in our dispute with Flextronics, Flextronics sought to attach $15.2 million of our cash as security for the amount of damages that they claim we owe them. This action was subsequently dismissed without prejudice at Flextronics' request, but we understand that Flextronics intends to re-file this action. If Flextronics re-files this action and if Flextronics is successful in this effort, our available cash could be reduced by up to $15.2 million at least temporarily and perhaps permanently. We believe that such an action would be without merit and we would defend against it vigorously. Also, the development and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

     We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations beyond the third quarter of 2003, we expect that we will have to raise additional funds. Moreover, we may require such financing sooner than anticipated. We anticipate that we will have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

     Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. In addition, our inability to obtain cash may:

..    make us unable to successfully introduce and commercialize our VantEdge product;

..    damage our customers' perceptions of us and our management team;

..    inhibit our ability to sell our products to a customer base which values financial strength and stability; and

..    decrease our stock price.

Any or all of these consequences would materially adversely affect our business, financial condition or results of operations.

     Copper Mountain May Not Achieve Quarterly or Annual Profitability

     Copper Mountain has experienced a significant decline in revenues in each quarter since the third quarter of 2000 and expects to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty achieving profitability. We cannot be certain that we will realize sufficient revenues in the future to achieve profitability on an annual or quarterly basis.

     Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain's Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain's DSL Products

     Copper Mountain sells its products predominantly to CLECs. Sales to our largest three customers accounted for approximately 44% of our net revenue for the three months ended March 31, 2002. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our larger CLEC customers and, in particular:

     .    the product requirements of these customers;

     .    the financial and operational success of these customers;

     .    the success of these customers' services deployed using our products;
          and

     . the attractiveness of our products compared to our competitors products.

     Our revenue has declined on a sequential basis each quarter since the third quarter of the year ended December 31, 2000 to the first quarter of the year ending December 31, 2002. In light of the market dynamics of the telecommunication service provider industry, it has become extremely difficult for us to forecast our revenues. Future sales, if any, to our historically significant customers may be substantially less than historical sales. The loss of another major customer or the delay of significant orders from any significant customer, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

     As of March 31, 2002 we operated our business from facilities in Palo Alto, California and San Diego, California. We expect to continue to face challenges related to effectively and efficiently coordinating our operations between our facilities. If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.

     We have excess facilities in Fremont, San Diego and in Palo Alto that are subleased or in the process of being subleased. We are obligated to continue making payments on these leases. If we are unable to sublease these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition.

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

     Copper Mountain is Currently Involved in a Dispute With Flextronics Related to Certain Purchases of Inventory and This Dispute Could Result in Substantial Costs and Divert Managements' Attention and Resources

     In April 1999, we entered into a Manufacturing Contract (the "Contract") with Flextronics International Fremont, Inc. ("Flextronics"), whereby Flextronics purchased components for and manufactured equipment that we sold to customers. In or about March 2001, Flextronics claimed that, due to reductions by we in its equipment forecasts, Flextronics had purchased more inventory than was necessary to meet our reduced equipment needs, and that we were responsible to purchase this excess inventory from Flextronics. As a result, on or about May 31, 2001, we and Flextronics' successor in interest, Flextronics International USA, Inc., entered into a letter agreement regarding this disputed excess inventory (the "Letter Agreement"). The Letter Agreement requires us to pay Flextronics $30.3 million in four installments, subject to our right to audit the composition and value of the excess inventory, and contains provisions for adjusting the balance due to Flextronics based on discrepancies found in the audit and agreed upon by the parties. In or about September 2001, after we had paid the first two installments of $7.6 million, totaling $15.2 million, the Company concluded in the course of its audit that Flextronics had overstated the composition and value of the excess inventory and, therefore, we owe nothing more under the Letter Agreement and are owed a refund of $0.5 million. Flextronics has refused to refund this amount and disputes the results of our audit.

     On or about December 12, 2001, pursuant to the dispute resolution procedures in the Contract, we filed a demand for arbitration against Flextronics with the American Arbitration Association in San Diego County, California, case number 73Y1810040901ARC, seeking a declaration that we do not owe Flextronics any further amounts under the Letter Agreement and seeking, among other relief, reimbursement for the $0.5 million overpayment, payment of $0.8 million for an outstanding invoice, and an accounting of the Contract from its inception. Flextronics has not filed a response to the demand. We expect arbitration proceedings to take place during the third quarter of 2002.

     On or about January 30, 2002, Flextronics filed a civil action against us in the Superior Court of the state of California, county of Santa Clara, case number CV804953, alleging that we breached the Letter Agreement and seeking, among other relief, $15.2 million, interest, attorneys' fees and costs, and a writ of attachment in the amount of $15.2 million to secure its claims pending the outcome of the arbitration. On or about May 6, 2002, this action was dismissed without prejudice at the request of Flextronics. No similar action has been filed in any other venue, but it is our understanding that Flextronics intends to file a similar action in the Superior Court of the State of California, county of San Diego.

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

     Copper Mountain's Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain's Products

     Copper Mountain's success will depend in part upon its distribution partnerships, including agreements under which we agree to sell our products to certain service provider customers through distribution partners. The amount and timing of resources which our distribution partners devote to our business is not within our control. Our distribution partners may not perform their obligations as expected. In some cases, agreements with our distribution partners may be relatively new, and we cannot be certain that we will be able to achieve expected revenues from such partners or sustain the level of revenue generated thus far under similar arrangements. If any of our distribution partners chooses not to renew, breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that such relationships are terminated, we may not be able to continue to maintain or develop similar relationships or to replace distribution partners. In addition, any such agreements we enter into in the future may not be successful.

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

     Future Consolidation in the Telecommunications Equipment Industry May Increase Competition That Could Harm Copper Mountain's Business

     The markets in which Copper Mountain competes are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry could require that we reduce the prices of our products and result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Because we may be dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

     Copper Mountain May Experience Difficulties in the Introduction of New Products That Could Result in Copper Mountain Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products

     Copper Mountain intends to continue to invest in product and technology development. The development of new or enhanced products, including but not limited to the VantEdge line of products announced in 2001 and other new or enhanced DSL concentrator products and broadband services concentrator products, is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, such as new broadband services concentrators and associated line cards, new DSL concentrators and line cards for different DSL variants. We may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in:

     .    delays in or loss of market acceptance and sales;

     .    diversion of development resources;

     .    injury to our reputation; and

     .    increased service and warranty costs.

Any of these could materially adversely affect our business, financial condition and results of operations.

     Copper Mountain Is Dependent on Widespread Market Acceptance of Its
Products

     Widespread market acceptance of Copper Mountain's products is critical to its future success. Factors that may affect the market acceptance of our products include market acceptance of broadband services concentrators in general and Copper Mountain's broadband services concentrator products in particular, market acceptance of DSL technology in particular, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies and the success and development of our distribution partnerships and field sales channels. Many of these factors are beyond our control. The introduction of new and enhanced products may cause certain customers to defer or return orders for existing products. Although we maintain reserves against such returns, such reserves may not be adequate. We cannot be certain that we will not experience delays in product development in the future. Failure of our existing or future products to maintain and achieve meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations.

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

     Intense Demand for Parts and Components May Create Allocations or Shortages Which May Expose Copper Mountain to Supply Interruption

     From time to time, the demand for parts and components, including semiconductors, programmable devices and printed circuit boards, can be intense. During these periods manufacturers and suppliers who provide such components to us experience supply shortages which may in turn affect their ability to meet our production demands. Moreover, the terms and conditions for purchase of such parts and components, including order cancellation rights, may vary widely, may be onerous and may result in adverse purchase commitments and excess inventory. While we seek to enter into contracts with our suppliers which guarantee adequate supplies of components for the manufacturing of our products, we cannot be certain that suppliers will always be able to adequately meet our demands. To date, we have not experienced any shortages of components or parts which have impacted our ability to meet the shipment requirements of our customers. However, in the event that we receive allocations of components from our suppliers or experience outright interruption in the supply of components we could experience an inability to ship or deliver our products to our customers in a timely fashion. Any significant allocation of or interruption in the supply of any component could have a material adverse effect on our business, financial condition and results of operations.

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

     Copper Mountain Presents Pro Forma Operating Results on a Periodic Basis. Our Investors Should Understand That Such Presentation Is Not Intended to Be a Presentation In Accordance With Generally Accepted Accounting Principles

      Copper Mountain presents such financial information because we believe that many of our investors find this information to be useful in analyzing and interpreting our results from operations for a period. Such information is presented for information purposes only and is not intended to be a substitute for financial statements presented in accordance with generally accepted accounting principles. We believe that this information is presented in a manner that sufficiently describes the differences between the pro forma presentation and a presentation in accordance with generally accepted accounting principles. You should know that our pro forma results are not a presentation in accordance with generally accepted accounting principles and are not presented in accordance with the standards applied to financial statements filed with the Securities and Exchange Commission. For more information regarding pro forma financial statements, refer to the "Investor Alert" issued by the Securities and Exchange Commission (Release 2001-144, issued December 4, 2001). For more information on how Copper Mountain's pro forma financial results are different from its financial results presented in accordance with generally accepted accounting principles, please refer to the footnotes accompanying such pro forma financial statements.

     Substantial Future Sales of Copper Mountain's Common Stock in Private Placements or in the Public Market Could Cause Its Stock Price to Fall

     Sales of a large number of shares of Copper Mountain's common stock in private placements or in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of March 31, 2002, we had approximately 58 million shares of common stock outstanding. We have filed four registration statements on Form S-8 with the Securities and Exchange Commission covering the 19.1 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors' Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of March 31, 2002, approximately 4.0 million shares are currently subject to exercisable options. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company's expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at March 31, 2002.

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers (the "Northern District Lawsuits"), along with two related derivative actions against the Company and its directors in Delaware and California, alleging violations of the federal securities laws arising out of recent declines in the Company's stock price. Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Lawsuits have been consolidated for pretrial purposes before United States Judge Vaughn Walker of the Northern District of California. The Company has filed a motion to dismiss the Northern District Lawsuits. The derivative actions have been stayed. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.

     In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned Lowlicht v. Copper Mountain Networks, Inc., et al., Case No. 01-CV-10943. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against numerous public companies that conducted initial public offerings ("IPOs") of their common stock since the mid-1990s (the "IPO Cases").

     On August 8, 2001, all of the above-referenced lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. On April 19, 2002, the plaintiffs filed an amended complaint against the Company and certain of its officers and directors. The allegations in the amended complaint are similar to the allegations in the original complaint, and Judge Scheindlin has not yet set a date for the defendants to respond to the amended complaint. Thus, the Company has not been required to answer or respond to the complaint or the amended complaint, and no discovery has been served on the Company.

     In April 1999, the Company entered into a Manufacturing Contract (the "Contract") with Flextronics International Fremont, Inc. ("Flextronics"), whereby Flextronics purchased components for and manufactured equipment that the Company sold to customers. In or about March 2001, Flextronics claimed that, due to reductions by the Company in its equipment forecasts, Flextronics had purchased more inventory than was necessary to meet the Company's reduced equipment needs, and that the Company was responsible to purchase this excess inventory from Flextronics. As a result, on or about May 31, 2001, the Company and Flextronics' successor in interest, Flextronics International USA, Inc., entered into a letter agreement regarding this disputed excess inventory (the "Letter Agreement"). The Letter Agreement requires the Company to pay Flextronics $30.3 million in four installments, subject to the Company's right to audit the composition and value of the excess inventory, and contains provisions for adjusting the balance due to Flextronics based on discrepancies found in the audit and agreed upon by the parties. In or about September 2001, after the Company had paid the first two installments of $7.6 million, totaling $15.2 million, the Company concluded in the course of its audit that Flextronics had overstated the composition and value of the excess inventory and, therefore, the Company owes nothing more under the Letter Agreement and is owed a refund of $0.5 million. Flextronics has refused to refund this amount and disputes the results of the Company's audit.

     On or about December 12, 2001, pursuant to the dispute resolution procedures in the Contract, the Company filed a demand for arbitration against Flextronics with the American Arbitration Association in San Diego County, California, case number 73Y1810040901ARC, seeking a declaration that the Company does not owe Flextronics any further amounts under the Letter

Agreement and seeking, among other relief, reimbursement for the $0.5 million overpayment, payment of $0.8 million for an outstanding invoice, and an accounting of the Contract from its inception. Flextronics has not filed a response to the demand. The Company expects arbitration proceedings to take place during the third quarter of 2002.

     On or about January 30, 2002, Flextronics filed a civil action against the Company in the Superior Court of the state of California, county of Santa Clara, case number CV804953, alleging that the Company breached the Letter Agreement and seeking, among other relief, $15.2 million, interest, attorneys' fees and costs, and a writ of attachment in the amount of $15.2 million to secure its claims pending the outcome of the arbitration. On or about May 6, 2002, this action was dismissed without prejudice at the request of Flextronics. No similar action has been filed in any other venue, but it is our understanding that Flextronics intends to file a similar action in the Superior Court of the state of California, county of San Diego.

Item 6. Exhibits and Reports on Form 8-K

(b)     Reports filed on Form 8-K during the quarter ended March 31, 2002:

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Copper Mountain Networks, Inc.




Date: May 13, 2002                      /s/    Richard S. Gilbert
                                               ---------------------------------
                                               Richard S. Gilbert
                                               Chairman, President and
                                               Chief Executive Officer



                                        /s/    Michael O. Staiger
                                               ---------------------------------
                                               Michael O. Staiger
                                               Chief Financial Officer
                                               Secretary