Form 10-Q
period 2002-06-30
COPPER MOUNTAIN NETWORKS INC
filed 2002-08-13
CIK 1031951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to____________.

Commission File Number (000-25865)

Copper Mountain Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0702004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Embarcadero Road, Palo Alto, California 94303 (650) 687-3300
(Address, including zip code, and telephone number, including area code, of principal executive offices)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

            The number of shares outstanding of the issuer’s common stock, $.001 par value, as of July 31, 2002 was 5,779,666.

COPPER MOUNTAIN NETWORKS, INC.
INDEX

COPPER MOUNTAIN NETWORKS, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, net	$31,311	$26,623
Cash allocated for book overdraft	4,740	—
Short-term marketable investments	19,639	46,202
Accounts receivable, net	890	1,574
Inventory, net	4,103	7,502
Other current assets	1,996	393

Total current assets	62,679	82,294
Property and equipment, net	9,209	12,251
Other assets	698	1,924

Total assets	$72,586	$96,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,750	$17,661
Liability for book overdraft	4,740	—
Adverse purchase commitment	—	8,083
Accrued restructuring costs	2,383	3,205
Accrued liabilities	5,740	6,544
Current portion of obligations under capital leases and equipment notes payable	3,191	3,120

Total current liabilities	18,804	38,613
Obligations under capital leases and equipment notes payable, less current portion	1,901	3,534
Accrued restructuring costs	2,971	3,884
Other accrued	300	253
Stockholders’ equity:
Common stock	58	58
Additional paid in capital	245,779	246,126
Deferred compensation	(1,494)	(5,666)
Accumulated deficit	(195,733)	(190,673)
Other comprehensive income	—	340

Total stockholders’ equity	48,610	50,185

Total liabilities and stockholders’ equity	$72,586	$96,469

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenue	$2,441	$6,054	$5,456	$14,215
Cost of revenue	(13,042)	20,182	(10,986)	59,710

Gross margin	15,483	(14,128)	16,442	(45,495)
Operating expenses:
Research and development	6,627	10,781	13,922	22,448
Sales and marketing	1,631	4,876	3,383	11,886
General and administrative	2,373	3,232	4,815	11,028
Amortization of purchased intangibles	—	—	—	5,326
Amortization of deferred stock compensation*	1,599	828	3,774	1,384
Recovery of bad debt	(2,314)	—	(3,004)	—
Restructuring costs	—	—	—	4,382
Write-off of purchased intangibles	—	40,833	—	40,833

Total operating expenses	9,916	60,550	22,890	97,287

Income (loss) from operations	5,567	(74,678)	(6,448)	(142,782)
Other income (expense):
Interest and other income	279	1,093	1,729	2,518
Interest expense	(158)	(232)	(341)	(450)

Income (loss) before income taxes	5,688	(73,817)	(5,060)	(140,714)
Provision for income taxes	—	—	—	—

Net income (loss)	$5,688	$(73,817)	$(5,060)	$(140,714)

Basic net income (loss) per share	$1.06	$(13.94)	$(0.95)	$(26.66)

Diluted net income (loss) per share	$1.00	$(13.94)	$(0.95)	$(26.66)

Basic common equivalent shares	5,354	5,296	5,349	5,278

Diluted common equivalent shares	5,688	5,296	5,349	5,278

* The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$136	$28	$267	$47
Research and development	330	308	1,058	451
Sales and marketing	257	174	546	266
General and administrative	876	318	1,903	620

Total	$1,599	$828	$3,774	$1,384

See accompanying notes to condensed financial statements.

COPPER MOUNTAIN NETWORKS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock

	Number of Shares	Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2001	5,835	$58	$246,126	$(5,666)	$(190,673)	$340	$50,185
Amortization related to deferred stock compensation	—	—	—	3,774	—	—	3,774
Common stock issued under Employee Stock Purchase Plan	2	—	29	—	—	—	29
Exercise of options to purchase common stock	13	—	22	—	—	—	22
Cancellation of restricted common stock	(25)	—	(398)	398	—	—	—
Realization of unrealized gain on marketable investment	—	—	—	—	—	(340)	(340)
Net loss	—	—	—	—	(5,060)	—	(5,060)

Balance at June 30, 2002	5,825	$58	$245,779	$(1,494)	$(195,733)	$—	$48,610

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,060)	$(140,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of purchased intangibles	—	40,833
Depreciation and amortization	4,101	10,918
Non-cash restructuring costs	—	1,900
Non-cash compensation	3,774	1,384
Realized gain on vendor settlements	(14,870)
Realized gain on marketable investment	(1,020)	—
Changes in operating assets and liabilities:
Accounts receivable	684	17,787
Inventory	3,399	10,602
Other current assets and other assets	(376)	14,674
Adverse purchase commitment	(8,083)	(16,427)
Accounts payable and accrued liabilities	(799)	(629)
Accrued restructuring costs	(1,735)	—

Net cash used in operating activities	(19,985)	(59,672)

Cash flows from investing activities:
Maturities of marketable investments, net	27,243	44,719
Purchases of property and equipment	(1,059)	(4,762)

Net cash provided by investing activities	26,184	39,957

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	(1,562)	(1,577)
Proceeds from issuance of common stock	51	901

Net cash used in financing activities	(1,511)	(676)

Net increase (decrease) in cash and cash equivalents, net	4,688	(20,391)
Cash and cash equivalents at beginning of period	26,623	65,838

Cash and cash equivalents, net at end of period	$31,311	$45,447

Supplemental information:
Interest paid	$158	$450

See accompanying notes to condensed financial statements

NOTE 1 - General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accrualsexcept for a decrease in the reserve for obsolete inventory and adverse purchase commitment totaling $14.9 million and a recovery of bad debt of $2.3 million for the three months ended June 30, 2002; a decrease in the reserve for obsolete inventory and adverse purchase commitment totaling $14.9 million, a recovery of bad debt of $3.0 million and a gain on investment of $1.0 million for the six months ended June 30, 2002; a charge to write-off certain intangible assets of $40.8 million, a charge related to excess inventory on hand of $16.0 million, a charge related to the investment in commercial paper of Southern California Edison of $0.4 million for the three months ended June 30, 2001 and a charge to write-off certain intangible assets of $40.8 million, a charge related to excess inventory on hand and on order of $51.0 million, a restructuring charge of $4.4 million, a $2.6 million charge related to the collectibility of certain receivables and a charge related to the investment in commercial paper of Southern California Edison of $1.0 million for the six months ended June 30, 2001) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2001 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Annual Report”).  Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2001 contained in the 2001 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2002.

Investments In Marketable Securities

At June 30, 2002, the Companyheldinvestments in investment grade debt and money market securities with various maturities through November 2002.   Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company’s total investments in these securities as of June 30, 2002 totaled $55.7 million.  The Company has included $36.1 million of these securities in cash and cash equivalents and cash allocated for book overdraft at June 30, 2002, as they have original maturities of less than 90 days.   The remaining debt securities totaling $19.6 million at June 30, 2002 have been classified as short-term marketable investments.  The fair value of the Company’s total investments in marketable securities based upon the closing market prices of such securities on June 30, 2002 approximated the carrying value.  The Company has designated all of its investments held on June 30, 2002 as held-to-maturity.

During the three months ended June 30, 2001, the Company reduced the carrying value of the investment in commercial paper issued by Southern California Edison Company to its indicated fair market value of approximately $2.4 million.  Included in other income, net for the three and six months ended June 30, 2001 is a loss adjustment of $395,000 and $1.0 million, respectively, to adjust the carrying value of the investment to fair market value. In March 2002 the principal balance of this investment was fully paid in the amount of $3.4 million, plus accrued interest.  The resulting gain in the amount of $1.0 million is included in other income for the six months ended June 30, 2002.

Investment In Sales-Type Leases

During the year ended December 31, 2000, the Company entered into an $8.6 million credit facility with a customer for the purchase of the Company’s equipment under a capital lease agreement.  At December 31, 2000, the Company had a net lease receivable from this customer of $4.7 million.  During the six months ended June 30, 2001, the Company received the lessee’s quarterly lease payments; however, as a result of the continuing deterioration of the lessee’s financial position, the Company took a $2.6 million charge to reduce the carrying value of the lease receivable.  This charge is included in bad debt expense for the six months ended June 30, 2001.  The Company received the lessee’s quarterly lease payments totaling $0.7 million and $1.4 million for the three and six months ended June 30, 2002, respectively, which is included in recovery of bad debt.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues.  The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended June 30, 2002 include revenue recognized from significant customers totaling $0.4 million or 17%, $0.3 million or 13%, $0.3 million or 12%, $0.3 million or 10% and one international customer totaling $0.5 million or 22% of net revenue.  The Company’s revenues for the six months ended June 30, 2002 include revenue recognized from significant customers totaling $0.9 million or 16%, $0.7 million or 12% and one international customer totaling $1.0 million or 18% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral.  The Company had significant accounts receivable balances due from three customers individually representing 47%, 15% and 12% of total accounts receivable at June 30, 2002.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the three and six months ended June 30, 2002, the Company reversed charges totaling $14.9 million related to finished products and raw materials in excess of anticipated requirements.  These reductions in the adverse purchase commitment liability are included in cost of revenues.  During the three months ended June 30, 2001, the Company recorded a charge of $16.0 million related to finished products and raw materials in excess of anticipated requirements.  During the six months ended June 30, 2001, the Company recorded charges totaling $51.0 million related to finished goods and raw materials in excess of anticipated requirements.  The reductions to inventory value and loss on purchase commitments are included in cost of revenues.

During the three and six months ended June 30, 2002 the Company settled disputes with several vendors.  In the aggregate, these settlements resulted in the reversal of charges totaling $14.9 million referred to above.  The Company paid an aggregate of $7.6 million to settle these disputes.

Accounts Receivable Sale

During 2001, NorthPoint Communications (“NorthPoint”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in the Northern District of California, San Francisco Division (the “Bankruptcy Cases”).  NorthPoint was a customer of the Company.  The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code in 2001.  The Company filed a proof of claim against NorthPoint in the amount of approximately $10.4 millionarising from unsecured claims under equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected.  The Company believes that ultimately the claims will be allowed.

During the three and six months ended June 30, 2002 the Company assigned the claim in the amount of $10.4 million to a third party for $1.4 million.  The transaction has been accounted for as an asset sale in accordance with Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This claim was assigned with recourse, which is based on whether the Company’s claims are allowed as a valid claim to the NorthPoint bankruptcy estate.  The Company does not expect to make any future payments as a result of the recourse provisions of the assignment.  Accordingly, the estimated fair value of the recourse liability associated with the claim is zero.  The ultimate liability associated with the claim could exceed the amount of this estimate.  The resulting gain of $1.4 million recognized on the sale of the claim is included in recovery of bad debt for the three and six months ended June 30, 2002.

New Accounting Standards

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This statement supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of FAS 146 is not currently expected to have a material impact on results of operations.

NOTE 2 – Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Some examples include provisions for returns; bad debts; excess inventory and adverse purchase commitments, restructuring; and the ultimate outcome of litigation.  Actual results could differ from those estimates.

NOTE 3 – Net Income Per Share

In July 2002, the Company completed a stockholder approved reverse stock split.  The ratio of the reverse stock split was one-for-ten and reduced the number of shares of issued and outstanding stock from approximately 58 million shares to approximately 5.8 million shares.  All share and per share data has been restated to reflect this reverse stock split.

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 3.3 million were used to calculate earnings per share for the three months ended June 30, 2002.  Common stock equivalents of 2.0 million for the six months ended June 30, 2002, were excluded from the calculation because of their anti-dilutive effect. Common stock equivalents of 2.0 million and 3.0 million for the three and six month periods ended June 30, 2001, respectively, were excluded from the calculation because of their anti-dilutive effect.

NOTE 4 – Composition of Certain Balance Sheet Captions (in thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
Inventory:
Raw materials	$71,423	$74,532
Work in process	25	329
Finished goods	11,729	13,523
Allowance for excess and obsolescence	(79,074)	(80,882)

	$4,103	$7,502

Accrued liabilities:
Accrued compensation	$1,960	$1,683
Accrued warranty	400	725
Accrued paid time off	1,142	1,250
Deferred revenue	626	842
Other	1,612	2,044

	$5,740	$6,544

NOTE 5 – Restructuring

On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan was largely completed during 2001.  As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the three months ended March 31, 2001.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas.  As a result of this plan, the Company had reduced its non-temporary work force by approximately 100 positions.  Substantially all workforce reductions related to this plan occurred during 2001.

On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions.  This restructuring plan is expected to largely be completed during 2002.  As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in all areas of the Company.  As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions.  Substantially all workforce reductions occurred during 2001.

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

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Reserve Balance At December 31, 2001	Activity	Reserve Balance at June 30, 2002

Impairment of assets	Non-cash	$113	$—	$113
Excess lease costs	Cash	6,454	(1,472)	4,982
Elimination of job responsibilities	Cash	635	(263)	372

		$7,202	$(1,735)	$5,467

At June 30, 2002, the portion of the reserve balance related to the impairment of assets is included in property and equipment, net.  Future cash outlays are expected to be completed in 2002, except for obligations under facility leases, which are expected to be completed in 2007.

On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan will be largely completed during 2002.  As a result of the adoption of this plan, the Company will record charges of approximately $1.4 million during the three and nine months ending September 30, 2002.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas.  As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

NOTE 6  – Litigation and Claims

During the three months ended June 30, 2002, the Company resolved disputes with four vendors. The terms of each of these settlements are confidential. In the aggregate, these four settlements resulted in a non-recurring gain of approximately $14.9 million in the three months ended June 30, 2002 and a reduction in current liabilities of approximately $22.1 million during the same period. A balance of approximately $1.1 million related to these settlements is included in accounts payable at June 30, 2002.

Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers (the “Northern District Lawsuits”), along with two related derivative actions against the Company and its directors in Delaware and California, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price.  Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets.  The Northern District Lawsuits have been consolidated for pretrial purposes before United States Judge Vaughn Walker of the Northern District of California.  The Company has filed a motion to dismiss the Northern District Lawsuits which was heard on November 29, 2001. The Court has taken the motion off calendar pending resolution of an appeal involving the selection of plaintiff's counsel.  The derivative actions have been stayed.  No assurances can be made that we will be successful in our defense of such claims.  If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.  Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned Lowlicht v. Copper Mountain Networks, Inc., et al., Case No. 01-CV-10943.  In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints were filed in the same Court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s (the “IPO Cases”).

Lowlicht v. Copper Mountain Networks, Inc., et al., and the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York.  Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court.  On April 19, 2002, the plaintiffs filed an amended complaint against the Company and certain of its officers and directors.  The allegations in the amended complaint are similar to the allegations in the original complaint, and Judge Scheindlin has not yet set a date for the defendants to respond to the amended complaint.  Thus, the Company has not been required to answer or respond to the complaint or the amended complaint, and no discovery has been served on the Company.

In April 1999, the Company entered into a Manufacturing Contract (the “Contract”) with Flextronics International Fremont, Inc. (“Flextronics”), whereby Flextronics purchased components for the Company and manufactured equipment that the Company sold to customers. On or about December 12, 2001, pursuant to the dispute resolution procedures in the Contract, the Company filed a demand for arbitration against Flextronics with the American Arbitration Association in San Diego County, California, seeking a declaration that the Company does not owe Flextronics certain amounts Flextronics claimed the Company owed under the Contract and seeking, among other relief, reimbursement for an alleged overpayment, payment of an outstanding invoice, and an accounting of the Contract from its inception.

On or about January 30, 2002, Flextronics filed a civil action against the Company in the Superior Court of the state of California, county of Santa Clara seeking, among other relief, payment of certain amounts allegedly owed under the Contract, interest, attorneys' fees and costs, and a writ of attachment to secure its claims pending the outcome of the arbitration. This action was transferred to the Superior Court of the State of California, county of San Diego, on or about March 20, 2002.

On or about June 28, 2002, the Company and Flextronics reached a confidential settlement and all pending actions were dismissed with prejudice. This matter has been resolved.

The Company, incident to its business activities is, party to other legal proceedings and claims.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2002.  However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue,’’ the negative of such terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

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

          Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and other reports and filings made with the Securities and Exchange Commission.

Overview

Copper Mountain’s current operating activities relate primarily to developing, building and testing prototype products and establishing relationships with its target customers.

          Our revenue is generated primarily from sales of and service on our central office-based equipment: our CopperEdge 200 DSL  concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL customer premises equipment or CPE.  Additionally, we sell network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date.  We also sell our VantEdge 3000 and 3300 broadband services concentrators and CopperEdge 150 DSL concentrators, or CE150, in the multiple tenant unit, or MTU, market.

          For the three months ended June 30, 2002, revenue recognized from our largest five customers, Versatel, Network Telephone, Mpower, Solunet/EGIX and AT&T, accounted for approximately 22%, 17%, 13%, 12% and 10% of our revenue, respectively.   While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.  Future sales, if any, to historically significant customers may be substantially less than historical sales.  The loss of any one of our historically major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

          In the future, we expect that revenue growth, if any, will be substantially dependent on sales of our new VantEdge product.  The VantEdge product is generally available for sale however, we may not be successful generating material revenues from the sale of the VantEdge product line.

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

          We expect our gross margin to be affected by many factors including our estimates for excess inventory, competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods.

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

          Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our network management software.  We believe that continued investment in research and development is critical to attaining our strategic product objectives and, as a result, we expect these costs to comprise a substantial portion of our operating results in the future.

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

          Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant.  During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation.  During the second quarter of 2001, additional deferred compensation was recorded in conjunction with a stock option exchange program.  During the third and fourth quarter of 2001, additional deferred compensation was recorded in conjunction with a grant of restricted stock to employees.  The intrinsic value of the options to purchase common stock granted under the exchange program will be re-measured at the end of each period for the life of the option.  We expect that the total amount of deferred compensation expense that will be recognized under the exchange program could vary from period to period and the ultimate amount of deferred compensation expense that will be recognized is not currently determinable.  The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options.  Deferred stock compensation and amortization of deferred stock compensation could materially increase or decrease in future periods.

          On March 7, 2001, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan was largely completed during 2001.  As a result of the adoption of this plan, the Company recorded charges of $4.4 million during the three months ended March 31, 2001.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas.  As a result of this plan, the Company had reduced its non-temporary work force by approximately 100 positions.  Substantially all workforce reductions related to this plan occurred during 2001.

          On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions.  This restructuring plan is expected to largely be completed during 2002.  As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in all areas of the Company.  As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions.  Substantially all workforce reductions occurred during 2001.

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

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Reserve Balance At December 31, 2001	Activity	Reserve Balance at June 30, 2002

Impairment of assets	Non-cash	$113	$—	$113
Excess lease costs	Cash	6,454	(1,472)	4,982
Elimination of job responsibilities	Cash	635	(263)	372

		$7,202	$(1,735)	$5,467

          At June 30, 2002, the portion of the reserve balance related to the impairment of assets is included in property and equipment, net.  Future cash outlays are expected to be completed in 2002, except for obligations under facility leases, which are expected to be completed in 2007.

          On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan will be largely completed during 2002.  As a result of the adoption of this plan, the Company will record charges of approximately $1.4 million during the three and nine months ending September 30, 2002.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas.  As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	(534.3)	333.4	(201.4)	420.0

Gross margin	634.3	(233.4)	301.4	(320.0)
Operating expenses:
Research and development	271.5	178.0	255.2	157.9
Sales and marketing	66.8	80.5	62.0	83.6
General and administrative	97.2	53.4	88.3	77.6
Amortization of purchased intangibles	—	—	—	37.5
Amortization of deferred stock compensation	65.5	13.7	69.2	9.7
Recovery of bad debt	(94.8)	—	(55.1)	—
Restructuring costs	—	—	—	30.8
Write-off of purchased intangibles	—	674.4	—	287.3

Total operating expenses	406.2	1,000.0	419.5	684.4

Income (loss) from operations	228.1	(1,233.4)	(118.2)	(1004.4)
Interest and other income, net	5.0	14.2	25.4	14.5

Income (loss) before income taxes	233.0	(1,219.2)	(92.7)	(989.9)
Provision for income taxes	—	—	—	—

Net income (loss)	233.0	(1,219.2)	(92.7)	(989.9)

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

          Net Revenue.   Net revenue decreased from $6.1 million for the three months ended June 30, 2001 to $2.4 million for the three months ended June 30, 2002.  This decrease was due to significantly fewer sales of our CE200 and CE150 DSL access concentrators and related line cards.  Sales to our five largest customers for the three months ended June 30, 2002, Versatel, Network Telephone, Mpower, Solunet/EGIX and AT&T were $0.5 million, $0.4 million, $0.3 million, $0.3 million and $0.3 million.  Sales to our four largest customers for the three months ended June 30, 2001, Mpower Communications, Rhythms Netconnections, Versatel, and Network Telephone were $1.9 million, $1.1 million, $0.7 million, and $0.6 million, respectively.

          Gross Margin.   Our gross margin increased from $(14.1) million for the three months ended June 30, 2001 to $15.5 million for the three months ended June 30, 2002.  The increase in gross margin was primarily due to: a one-time gain of $14.9 million during the three months ended June 30, 2002, which resulted from vendor settlements during that period, and an excess inventory charge of $16.0 million related to inventory on hand at June 30, 2001 in excess of anticipated requirements. Before the impact of these charges, gross margin as a percentage of sales for the three months ended June 30, 2001 was adversely impacted by decreased average selling prices, sales mix and decreased production volumes.

          Research and Development.   Our research and development expenses decreased from $10.8 million for the three months ended June 30, 2001 to $6.6 million for the three months ended June 30, 2002. This decrease was due to a decrease in personnel expenses related to a decrease in our engineering staff and quality and technical support costs including outside services and decreased spending on prototype materials.  Research and development expenses as a percentage of net revenue increased from 178.0% for the quarter ended June 30, 2001 to 271.5% for the three months ended June 30, 2002.  This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the three months ended June 30, 2002.

          Sales and Marketing.   Our sales and marketing expenses decreased from $4.9 million for the three months ended June 30, 2001 to $1.6 million for the three months ended June 30, 2002.  This decrease was due to a decrease in personnel expenses for sales and marketing staff, decreased sales compensation associated with decreased net revenue, decreased travel costs and decreased promotional and product marketing costs during the stated periods.  Sales and marketing expenses as a percentage of net revenue decreased from 80.5% of net revenue for the three months ended June 30, 2001 to 66.8% for the three months ended June 30, 2002.  This decrease was primarily the result of the decreased costs described above.

          General and Administrative.   Our general and administrative expenses decreased from $3.2 million for the three months ended June 30, 2001 to $2.4 million for the three months ended June 30, 2002.  This decrease was due to a decrease in personnel costs, outside service costs, facility costs, supplies and depreciation.  General and administrative expenses as a percentage of net revenue increased from 53.4% for the three months ended June 30, 2001 to 97.2% for the three months ended June 30, 2002.  This increase was primarily the result of a decrease in our net revenue for the three months ended June 30, 2002.

          Recovery of bad debt.  Recovery of bad debt expense increased from zero for the three months ended June 30, 2001 to $2.3 million for the three months ended June 30, 2002.  This increase resulted in the collection and sale of receivables that had been written off in prior periods.

          Interest and Other Income.  Interest and other income decreased from $1.1 million for the three months ended June 30, 2001 to $0.3 million for the three months ended June 30, 2002. This decrease was primarily due to decreased average cash balances and investment yields during the three months ended June 30, 2002.

          Interest Expense.   Our interest expense decreased from $232,000 for the three months ended June 30, 2001 to $158,000 for the quarter ended June 30, 2001.  This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

          Net Revenue.   Net revenue decreased from $14.2 million for the six months ended June 30, 2001 to $5.5 million for the six months ended June 30, 2002.  This decrease was due to fewer sales of our CE200 and CE150 DSL access concentrators and related line cards.  Sales to our three largest customers for the six months ended June 30, 2002, Versatel, Mpower Communications and Network Telephone were $1.0 million, $0.9 million and $0.6 million, respectively.  Sales to our three largest customers for the six months ended June 30, 2001, Versatel, Mpower Communications and Rhythms Netconnections were $3.1 million, $2.4 million and $1.6 million, respectively.

          Gross Margin.   Our gross margin increased from $(45.5) million for the six months ended June 30, 2001 to $16.4 million for the six months ended June 30, 2002.  The increase in gross margin was primarily due to: a one-time gain of $14.9 million during the six months ended June 30, 2002, which resulted from vendor settlements during that period, and an excess inventory charge of $51.0 million related to inventory on hand and to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements during the six months ended June 30, 2001.  Before the impact of these charges, gross margin as a percentage of sales for the six months ended June 30, 2002 was adversely impacted by decreased average selling prices, sales mix and decreased sales and production volumes.

          Research and Development.   Our research and development expenses decreased from $22.4 million for the six months ended June 30, 2001 to $13.9 million for the six months ended June 30, 2002.  This decrease was due to a decrease in personnel expenses related to a decrease in our engineering staff and quality and technical support costs including outside services and decreased spending on prototype material.  Research and development expenses as a percentage of net revenue increased from 157.9% for the six months ended June 30, 2001 to 255.2% for the six months ended June 30, 2002.  This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the six months ended June 30, 2002.

          Sales and Marketing.   Our sales and marketing expenses decreased from $11.9 million for the six months ended June 30, 2001 to $3.4 million for the six months ended June 30, 2002.  This decrease was due to a decrease in personnel expenses for sales and marketing staff, decreased sales compensation associated with decreased net revenue, decreased travel costs and decreased promotional and product marketing costs during the stated periods.  Sales and marketing expenses as a percentage of net revenue decreased from 77.9% of net revenue for the six months ended June 30, 2001 to 62.0% for the six months ended June 30, 2002.  This decrease was primarily the result of the decreased costs described above.

          General and Administrative.   Our general and administrative expenses decreased from $11.0 million for the six months ended June 30, 2001 to $4.8 million for the six months ended June 30, 2002. This decrease was due to a decrease in personnel costs, outside service costs, facility costs, supplies and depreciation.  General and administrative expenses as a percentage of net revenue increased from 77.6% for the six months ended June 30, 2001 to 88.3% for the six months ended June 30, 2002.  This increase was primarily the result of a decrease in our net revenue for the six months ended June 30, 2002.

          Amortization of Purchased Intangibles. Amortization of purchased intangiblesdecreased from $5.3 million for the six months ended June 30, 2001 to zero for the six months ended June 30, 2002.  During the second quarter of 2001, the Company calculated the present value of expected future cash flows to determine the fair value of the assets.  This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets.  The underlying factors contributing to the decline in expected financial results included changes in the Company’s strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

          Recovery of bad debt.  Recovery of bad debt expense increased from zero for the six months ended June 30, 2001 to $3.0 million for the six months ended June 30, 2002.  This increase resulted in the collection and sale of receivables that had been written off in prior periods.

          Interest and Other Income.  Interest and other income decreased from $2.5 million for the six months ended June 30, 2001 to $1.7 million for the six months ended June 30, 2002.  This decrease was primarily due to decreased average cash balances during the six months ended June 30, 2002, which is partially off set by a gain on a marketable investment of $1.0.

          Interest Expense.   Our interest expense decreased from $450,000 for the six months ended June 30, 2001 to $341,000 for the six months ended June 30, 2002.  This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

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

          At June 30, 2002, we had cash and cash equivalents, net of cash allocated for book overdraft, of $31.3 million and short-term marketable investments of $19.6 million.

          Cash used in operating activities for the six months ended June 30, 2002 and 2001 was $20.0 million and $59.7 million, respectively.  The relative decrease in cash used in operating activities for the six months ended June 30, 2002 compared to the same period in the prior year was primarily the result of a change in net loss of $135.7 million partially off set by a decrease in non-cash charges and changes in working capital.

          Cash provided by investing activities for the six months ended June 30, 2002 and 2001 was $26.2 million and $40.0 million, respectively.   The relative decrease in cash provided by investing activities for the six months ended June 30, 2002 compared to the same period in the prior year was the result of a decrease in net maturities of marketable investments and a decrease in purchases of property and equipment.

          Cash used in financing activities for the six months ended June 30, 2002 and 2001 was $1.5 million and $0.7 million, respectively.  The increase in cash used in financing activities for the six months ended June 30, 2002 compared to the same period in the prior year was primarily due to a decrease in proceeds from the issuance of common stock.

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

          On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan will be largely completed during 2002.  As a result of the adoption of this plan, the Company will record charges of approximately $1.4 million during the three and nine months ending September 30, 2002.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas.  As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

          We currently believe that our existing cash and cash equivalents balances and short-term marketable investments will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements for at least the next 12 months.  However, our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

•	demand for our products and services or our cash flow from operations is less than or more than expected;
•	our plans or projections change or prove to be inaccurate;
•	we make acquisitions; or
•	we accelerate or delay availability of new products or otherwise alter the schedule or targets of our business plan implementation.

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

          Currently, the Company is not generating sufficient revenue to fund its operations.  We expect our operating losses, net operating cash outflows and capital expenditures to continue if we are unable to increase sales.  On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  We cannot assure you that we will be able to sufficiently decrease our operating expenses.  If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.

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

          The Difficulties Experienced By Many of Copper Mountain’s Current Customers And The Challenges Associated With Penetrating New Markets Have Had And Are Expected To Continue To Have an Adverse Effect On Copper Mountain’s Business.

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

          The failure of our CLEC customers to raise sufficient capital to fund their operations and continue to order and pay for our products has impaired and may continue to impair Copper Mountain’s revenues and profitability.  To the extent we ship products to customers who become unable to pay for the products, we may be required to write-off significant amounts of our accounts receivable.  Similarly, to the extent that our customers order products and then suspend or cancel the orders prior to shipping, we will not generate revenues from the products we build, our inventories may increase and our expenses will increase.  Specifically, we may incur substantially higher inventory carrying costs, as well as be faced with the risk of the excess inventory that could become obsolete over time.

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

          If Copper Mountain Does Not Successfully Introduce and Commercialize the VantEdge Product, Our Business Will Be Materially Adversely Impacted

          In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our sales and marketing strategy on targeting ILECs, IXCs and international PTTs as potential customers. The future success of our business substantially depend on our ability to successfully penetrate such customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products.  Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

          Sales of our existing DSL products, which were primarily aimed at the CLEC market, have been decreasing for the last seven quarters.  Such sales could continue to decrease, if they continue at all.  As a result, our future success is substantially dependant upon our ability to successfully market and commercialize our new VantEdge product on a timely basis.  We began development of the VantEdge product in 1999, and formally announced the product in 2001.  We may not be able to finish the commercialization of the VantEdge product, for various reasons, including those set forth in these risk factors.  Sales of the VantEdge product may not be sufficient to allow us to continue to operate our business. Our business will be materially adversely impacted if we do not successfully commercialize the VantEdge product.

          Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed, and Without Additional Capital Copper Mountain May Not Be Able to Sustain Its Operations

          We currently require approximately $8 million to $10 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue through 2003.  As a result, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.  These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the fourth quarter of 2001, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.”  Any of these assumptions may prove to be incorrect.  In particular, revenues from sales of our products have decreased in each of the past seven quarters.  In future quarters, it is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all.  Also, the commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

          We currently fund our operations with our cash, cash equivalents and marketable investments.  In order to fund our operations beyond the first quarter of 2004, we expect that we may have to raise additional funds.  Moreover, we may require such financing sooner than anticipated.  We anticipate that we may have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations.  Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

          Additional financing may not be available when needed on terms and conditions favorable to us or at all.  If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations.  In addition, our inability to obtain cash may:

•	make us unable to successfully commercialize our VantEdge product;

•	damage our customers’ perceptions of us and our management team;

•	inhibit our ability to sell our products to a customer base which values financial strength and stability; and

•	decrease our stock price.

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

          Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain’s Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain’s DSL Products

          Copper Mountain sells its products predominantly to CLECs.  Sales to our largest five customers accounted for approximately 74% of our net revenue for the three months ended June 30, 2002.  Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC customers and, in particular:

•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ services deployed using our products; and

•	the attractiveness of our products compared to our competitors products.

          Our revenue has declined on a sequential basis each quarter since the third quarter of the year ended December 31, 2000.  In light of the market dynamics of the telecommunication service provider industry, it has become extremely difficult for us to forecast our revenues.  Future sales, if any, to our historically significant customers may be substantially less than historical sales.  The loss of another major customer or the delay of significant orders from any significant customer, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

          Failure to Effectively Manage Operations in Light of Copper Mountain’s Changing Revenue Base Will Adversely Affect Its Business

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

•	improve existing and implement new operational, financial and management controls, reporting systems and procedures;

•	install new management information and telecommunications systems; and

•	train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

          As of June 30, 2002 we operated our business from facilities in Palo Alto, California and San Diego, California.  We expect to continue to face challenges related to effectively and efficiently coordinating our operations between our facilities.  If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.

          We have excess facilities in Fremont, San Diego and Palo Alto, some of which are subleased.  We are obligated to continue making payments on the leases associated with each of these excess facilities.  If we are unable to sublease these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition.

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

          Copper Mountain Has a Limited Operating History

          Copper Mountain has a limited operating history as we were incorporated in March 1996.   Due to our limited operating history, it is difficult or impossible for us to predict future results of operations and you should not expect future revenue to be comparable to our historic revenue, nor are recent quarterly revenues a reliable indicator of future quarterly revenues.  In addition, we believe that comparing different periods of our operating results is not meaningful, and you should not rely on the results for any period as an indication of our future performance.  Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the telecommunications equipment industry and particularly within our volatile market segment.  Some of the specific risks include whether we are able:

•	to compete in the intensely competitive market for telecommunications equipment;

•	to attract new customers;

•	to maintain a stable, sustainable customer base;

•	to successfully penetrate international markets;

•	to expand our addressable market by selling into the incumbent or ILEC market, the IXC market and international markets;

•	to introduce new products and product enhancements in a timely and competitive fashion; and

•	to successfully manage the size of our operational infrastructure.

We discuss these and other risks in more detail below.

          A Number of Factors Could Cause Copper Mountain’s Operating Results to Fluctuate Significantly and Cause Its Stock Price to be Volatile

          Copper Mountain’s quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.  If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline.  Some of the factors that could affect our quarterly or annual operating results include:

•	telecommunications and DSL market conditions and economic conditions generally;

•	the financial viability and telecommunications equipment capital expenditure activities of our major customers and prospective customers;

•	our ability to penetrate the ILEC, IXC and PTT markets;

•	our prospective customers’ confidence in our ability to remain financially viable and these customers’ willingness to purchase our products;

•	the loss of any one or more of our major customers or a significant reduction in orders from those customers;

•	fluctuations in demand for our products and services;

•	the timing and amount of, or cancellation or rescheduling of, orders for our products and services, particularly large orders from our key customers and our strategic distribution partners;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	new product introductions or announcements and price reductions of products offered by our competitors;

•	a decrease in the average selling prices of our products;

•	our ability to achieve cost reductions;

•	our ability to obtain sufficient supplies of sole or limited source components for our products;

•	changes in the prices of our components;

•	our ability to maintain production volumes and quality levels for our products;

•	the volume and mix of products sold and the mix of distribution channels through which they are sold;

•	increased competition, particularly from larger, better capitalized competitors; and

•	costs relating to possible acquisitions and integration of technologies or businesses.

          Copper Mountain Sells the Majority of Its Products to Telecommunications Service Providers That May Reduce or Discontinue Their Purchase of Copper Mountain’s Products At Any Time

          The purchasers of Copper Mountain’s products to date have predominantly been the emerging telecommunications service providers known as CLECs.  These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services.  Financing may not be available to emerging telecommunications service providers on favorable terms, if at all.  The inability of our current or potential CLEC customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, has adversely affected their operating results or caused them to reduce their capital spending programs.  If our customers are unable to raise sufficient capital or forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, many of our telecommunications service provider customers have recently experienced consolidation, reduced or eliminated access to the capital markets and in some cases bankruptcy.  The loss of one or more of our telecommunications service provider customers due to the aforementioned factors could have a material adverse effect on our business, financial condition and results of operations.

          If DSL Technology and Copper Mountain’s DSL Product Offerings Are Not Accepted by Telecommunications Service Providers, Copper Mountain May Not Be Able to Sustain or Grow Its Business

          Copper Mountain’s future success is substantially dependent upon whether DSL technology gains widespread market acceptance by financially viable telecommunications service providers, of which there are a limited number, and end users of their services.  We have invested substantial resources in the development of DSL technology, and all of our products are based on DSL technology or depend on the widespread acceptance and continued deployment of DSL technology.  Telecommunications service providers are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by Copper Mountain.  Even if telecommunications service providers adopt policies favoring full-scale implementation of DSL technology, they may defer purchases of our products or they may not choose to purchase our product offerings.  In addition, we have limited ability to influence or control decisions made by telecommunications service providers.  In the event that the telecommunications service providers to whom we market our products adopt technologies other than the DSL technologies offered by Copper Mountain or choose not to purchase Copper Mountain’s DSL product offerings or Copper Mountain’s other product offerings, we will not be able to sustain or grow our business.

          We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources

          Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against Copper Mountain and two of our officers, and similar complaints have been filed against Copper Mountain and our directors in Delaware and California state courts, alleging violations of the securities laws arising out of declines in the Company’s stock price.  Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets.  In May 2001, the complaints filed in federal court were consolidated into a single complaint.  No assurances can be made that we will be successful in our defense of the claims specified in any of these complaints.  If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if these payments are not entirely covered by our insurance.  Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

          In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York.  Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings (“IPOs”) of their common stock in the late 1990s (the “IPO Lawsuits”).  In the complaint, the plaintiff alleges that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The plaintiff seeks unspecified monetary damages and other relief.  The IPO Lawsuits have been consolidated for pretrial purposes. We have not been required to answer the complaint filed against us, and no discovery has been served on us.  We believe the lawsuit is without merit and intend to defend against it vigorously.

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

          Copper Mountain’s Product Cycles Tend to be Short and Copper Mountain May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Do Not Occur When Anticipated

          In the rapidly changing technology environment in which we operate, product cycles tend to be short.  Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write-off excess and obsolete inventory.  In the past, we have experienced such write-offs attributed to the obsolescence of certain printed circuit boards and product sub-assemblies and to an excess of raw materials and finished goods on hand and on order.   If we incur substantial sales, marketing and inventory expenses in the future that we are not able to recover, it would affect our liquidity and could have a material adverse effect on our business, financial condition and results of operations.

          Copper Mountain’s Ability to Sustain or Grow Its Business May Be Harmed if It Is Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Copper Mountain’s Products

          Copper Mountain’s success will depend in part upon its distribution partnerships, including agreements under which we agree to sell our products to certain service provider customers through distribution partners.  The amount and timing of resources which our distribution partners devote to our business is not within our control.  Our distribution partners may not perform their obligations as expected.  In some cases, agreements with our distribution partners may be relatively new, and we cannot be certain that we will be able to achieve expected revenues from such partners or sustain the level of revenue generated thus far under similar arrangements.  If any of our distribution partners chooses not to renew, breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business.  In the event that such relationships are terminated, we may not be able to continue to maintain or develop similar relationships or to replace distribution partners.  In addition, any such agreements we enter into in the future may not be successful.

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

          Future Consolidation in the Telecommunications Equipment Industry May Increase Competition That Could Harm Copper Mountain’s Business

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

•	delays in or loss of market acceptance and sales;

•	diversion of development resources;

•	injury to our reputation; and

•	increased service and warranty costs.

Any of these could materially adversely affect our business, financial condition and results of operations.

          Copper Mountain Is Dependent on Widespread Market Acceptance of Its Products

          Widespread market acceptance of Copper Mountain’s products is critical to its future success.  Factors that may affect the market acceptance of our products include market acceptance of broadband services concentrators in general and Copper Mountain’s broadband services concentrator products in particular, market acceptance of DSL technology in particular, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies and the success and development of our distribution partnerships and field sales channels.  Many of these factors are beyond our control.  The introduction of new and enhanced products may cause certain customers to defer or return orders for existing products.  Although we maintain reserves against such returns, such reserves may not be adequate.  We cannot be certain that we will not experience delays in product development in the future.  Failure of our existing or future products to maintain and achieve meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations.

          Because Substantially All of Copper Mountain’s Revenue is Derived From Sales of a Small Number of Products, Its Future Operating Results Will Be Dependent on Sales of These Products

          Copper Mountain currently derives substantially all of its revenues from its product family of DSL solutions and expects that this concentration will continue in the foreseeable future.  The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products, including, but not limited to our broadband services concentrator.  Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline.  We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers Northpoint Communications, Inc and Rhythms Netconnections, Inc.  Factors that could, in the future, affect sales of our current or new or enhanced products include:

•	the demand for DSL solutions;

•	our successful development, introduction and market acceptance of new and enhanced products that address customer requirements;

•	product introductions or announcements by our competitors;

•	price competition in our industry and between DSL and competing technologies; and

•	technological change.

          Copper Mountain’s Limited Ability to Protect Its Intellectual Property May Adversely Affect Its Ability to Compete

          Copper Mountain’s success and ability to compete is dependent in part upon its proprietary technology.  Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues.  We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights.  Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.  In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.  Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.  Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use.  Furthermore, policing the unauthorized use of our products is difficult.  Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

          Claims Against Copper Mountain Alleging Its Infringement of a Third Party’s Intellectual Property Could Result in Significant Expense to Copper Mountain and Result in Its Loss of Significant Rights

          The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement.  From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business.  Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations.  In addition, in our agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties.  As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others.  Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.  Legal action claiming patent infringement may be commenced against us.  We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation.  In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

          If Copper Mountain Loses Key Personnel It May Not Be Able to Successfully Operate Its Business

          Copper Mountain’s success depends to a significant degree upon the continued contributions of the principal members of its sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace.  Specifically, we believe that our future success is highly dependent on our senior management.   Except for an agreement with our Chairman and Chief Executive Officer, we do not have employment contracts with our key personnel.  In any event, employment contracts would not prevent key personnel from terminating their employment with Copper Mountain.  The loss of the services of any key personnel, particularly senior management and engineers, could materially adversely affect our business, financial condition and results of operations.

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

          Copper Mountain’s Dependence on Sole and Single Source Suppliers Exposes It to Supply Interruption

          Although Copper Mountain generally uses standard parts and components for its products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available or practical.  The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations.  We have evaluated alternative source vendors in the past for these key components and will continue to do so as appropriate, but any alternative vendors may not meet our quality standards for component vendors.  In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any.  It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.  Alternatively, as a result of the long lead times associated with ordering certain materials or components, we may not be able to accurately forecast our need for materials and components and this could result in excess inventory and related write-offs, which could have a material adverse effect on our business.

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

          Copper Mountain’s Dependence on Independent Manufacturers Could Result in Product Delivery Delays

          Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products.  Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs.  If our current manufacturers are unable or unwilling to continue manufacturing our components in required volumes, it is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.  Any significant interruption in supply would result in the allocation of products to customers in volumes which do not meet some or all of the customers' requirements, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

          Copper Mountain’s Customers May Demand Preferential Terms or Delay Copper Mountain’s Sales Cycle, Which Would Adversely Affect Its Results of Operations

          In certain cases, Copper Mountain’s current and prospective customers are able to exert a high degree of influence over Copper Mountain.  These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations.  In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes.  Historically this product approval process has taken as long as one year; in the future we expect this process to take two years or longer, especially for ILECs, IXCs and PTTs.  Accordingly, we are continually submitting successive versions of our products as well as new products to our current and prospective customers for approval.  The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets, customers’ evaluation of competing products and regulatory issues affecting telecommunication service providers.  Delays in the product approval process or failure to gain any such approval could materially adversely affect our business, financial condition and results of operations.  While we have been successful in the past in obtaining product approvals from our customers, future approvals, if any, and the ensuing sales of such products, if any, likely will take far longer to attain than in the past and may not continue to occur.  Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support.  A delay in, or cancellation of, the sale of our products could adversely affect the Company’s results from operations or cause them to significantly vary from quarter to quarter.

          Changes to Regulations Affecting the Telecommunications Industry Could Reduce Demand for Copper Mountain’s Products or Adversely Affect Its Results of Operations

          Any changes to legal requirements relating to the telecommunications industry, including the adoption of new regulations by federal or state regulatory authorities under current laws or any legal challenges to existing laws or regulations relating to the telecommunications industry could have a material adverse effect upon the market for Copper Mountain’s products.  Moreover, our distributors or telecommunications service provider customers may require, or we may otherwise deem it necessary or advisable, that we modify our products to address actual or anticipated changes in the regulatory environment.  Our inability to modify our products or address any regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

          Copper Mountain’s Failure to Comply with Regulations and Evolving Industry Standards Could Delay or Prevent Its Introduction of New Products

          The market for Copper Mountain’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed.  In order to meet the requirements of our customers, our products may be required to comply with various regulations including those promulgated by the Federal Communications Commission, or FCC, and standards established by Underwriters Laboratories and Bell Communications Research.  Failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay or prevent the introduction of our products.  Moreover, enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and results of operations.

          If Copper Mountain’s Products Contain Defects, Copper Mountain May Be Subject to Significant Liability Claims from Its Customers and the End-Users of Its Products and Incur Significant Unexpected Expenses and Lost Sales

          Copper Mountain’s products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released.  Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments.  If this happens, we may experience delay in or loss of market acceptance and sales, product returns, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations.  Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims.  Our agreements with customers typically contain provisions intended to limit our exposure to liability claims.  These limitations may not, however, be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of our products or from a defect related to the installation or operation of one of our products.  Although we maintain product liability insurance covering certain damages arising from implementation and use of our products, our insurance may not cover any claims sought against us.  Liability claims could require us to spend significant time and money in litigation or to pay significant damages.  As a result, any such claims, whether or not successful could seriously damage our reputation and our business.

          Copper Mountain May Engage in Future Acquisitions That Dilute Its Stockholders, Cause It to Incur Debt and Assume Contingent Liabilities

          As part of Copper Mountain’s business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities.  We may acquire businesses, products or technologies in the future.  In the event of such future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt; or

•	assume contingent liabilities.

          Such actions by us could materially adversely affect our results of operations and/or the price of our common stock.  Acquisitions also entail numerous risks, including:

•	difficulties in assimilating acquired operations, technologies or products;

•	unanticipated costs associated with the acquisition could materially adversely affect our results of operations;

•	diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

          We expect that our international business operations will be subject to a number of material risks, including, but not limited to:

•	difficulties in managing foreign sales channels;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;

•	longer payment cycles;

•	taxation issues;

•	differences in international telecommunications standards and regulatory agencies;

•	product requirements different from those of our current customers;

•	fluctuations in the value of foreign currencies; and

•	unexpected domestic and international regulatory, economic or political changes.

          Copper Mountain’s Stock Price Has Been and May Continue to be Extremely Volatile

          The trading price of our common stock has been and is likely to continue to be extremely volatile.  Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•

announcements related to our major customers or potential future customers, including announcements related to their financial condition, plans for network or service deployments and equipment purchase plans and decisions;

•	additions or departures of key personnel;

•	announcements or loss of strategic relationships with third parties or telecommunications equipment providers by us or our competitors;

•	sales of common stock;

•	failure to continue to meet the minimum listing requirements of the NASDAQ stock market, which is a risk we could face; and

•	other events or factors, many of which are beyond our control.

          In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations and the trading prices of many technology companies’ stocks, including Copper Mountain's, have been and may continue to be highly volatile.  These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies.  We have become the target of such litigation, and several class action lawsuits have been filed against us and certain of our officers alleging violation of Federal securities laws related to declines in our stock price.  Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

          Copper Mountain Presents Pro Forma Operating Results on a Periodic Basis.  Our Investors Should Understand That Such Presentation Is Not Intended to Be a Presentation In Accordance With Generally Accepted Accounting Principles

          Copper Mountain presents such financial information because we believe that many of our investors find this information to be useful in analyzing and interpreting our results from operations for a period.  Such information is presented for information purposes only and is not intended to be a substitute for financial statements presented in accordance with generally accepted accounting principles.  We believe that this information is presented in a manner that sufficiently describes the differences between the pro forma presentation and a presentation in accordance with generally accepted accounting principles.  Our pro forma results are not a presentation in accordance with generally accepted accounting principles and are not presented in accordance with the standards applied to financial statements filed with the Securities and Exchange Commission.  For more information regarding pro forma financial statements, refer to the “Investor Alert” issued by the Securities and Exchange Commission (Release 2001-144, issued December 4, 2001).  For more information on how Copper Mountain’s pro forma financial results are different from its financial results presented in accordance with generally accepted accounting principles, please refer to the footnotes accompanying such pro forma financial statements.

          Substantial Future Sales of Copper Mountain’s Common Stock in Private Placements or in the Public Market Could Cause Its Stock Price to Fall

          Sales of a large number of shares of Copper Mountain’s common stock in private placements or in the public market or the perception that such sales could occur could cause the market price of its common stock to drop.  As of June 30, 2002, we had approximately 5.8 million shares of common stock outstanding.  We have filed four registration statements on Form S-8 with the Securities and Exchange Commission covering the 1.9 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans.   As of June 30, 2002, approximately 0.5 million shares are currently subject to exercisable options and 0.5 million shares of restricted stock are scheduled to vest during the next 14 months.  Sales of a large number of shares could have an adverse effect on the market price for our common stock.

          Certain Provisions in Copper Mountain’s Corporate Charter and Bylaws May Discourage Take-Over Attempts and Thus Depress the Market Price of Our Stock

          Provisions in Copper Mountain’s certificate of incorporation, as amended and restated, may have the effect of delaying or preventing a change of control or changes in its management.  These provisions include:

•	the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

•	the ability of the Board of Directors to alter our bylaws without getting stockholder approval;

•	the ability of the Board of Directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the Board of Directors; and

•	the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

          Each of these provisions could discourage potential take-over attempts and could adversely affect the market price of our common stock.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at June 30, 2002.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers (the “Northern District Lawsuits”), along with two related derivative actions against the Company and its directors in Delaware and California, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price.  Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets.  The Northern District Lawsuits have been consolidated for pretrial purposes before United States Judge Vaughn Walker of the Northern District of California.  The Company has filed a motion to dismiss the Northern District Lawsuits which was heard on November 29, 2001. The Court has taken the motion off calendar pending resolution of an appeal involving the selection of plaintiff's counsel.  The derivative actions have been stayed.  No assurances can be made that we will be successful in our defense of such claims.  If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.  Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned Lowlicht v. Copper Mountain Networks, Inc., et al., Case No. 01-CV-10943.  In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints were filed in the same Court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s (the “IPO Cases”).

Lowlicht v. Copper Mountain Networks, Inc., et al., and the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York.  Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court.  On April 19, 2002, the plaintiffs filed an amended complaint against the Company and certain of its officers and directors.  The allegations in the amended complaint are similar to the allegations in the original complaint, and Judge Scheindlin has not yet set a date for the defendants to respond to the amended complaint.  Thus, the Company has not been required to answer or respond to the complaint or the amended complaint, and no discovery has been served on the Company.

In April 1999, the Company entered into a Manufacturing Contract (the "Contract") with Flextronics International Fremont, Inc. ("Flextronics"), whereby Flextronics purchased components for the Company and manufactured equipment that the Company sold to customers. On or about December 12, 2001, pursuant to the dispute resolution procedures in the Contract, the Company filed a demand for arbitration against Flextronics with the American Arbitration Association in San Diego County, California, seeking a declaration that the Company does not owe Flextronics certain amounts Flextronics claimed the Company owed under the Contract and seeking, among other relief, reimbursement for an alleged overpayment, payment of an outstanding invoice, and an accounting of the Contract from its inception.

On or about January 30, 2002, Flextronics filed a civil action against the Company in the Superior Court of the state of California, county of Santa Clara seeking, among other relief, payment of certain amounts allegedly owed under the Contract, interest, attorneys' fees and costs, and a writ of attachment to secure its claims pending the outcome of the arbitration. This action was transferred to the Superior Court of the State of California, county of San Diego, on or about March 20, 2002.

On or about June 28, 2002, the Company and Flextronics reached a confidential settlement and all pending actions were dismissed with prejudice. This matter has been resolved.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Copper Mountain Networks, Inc. was held on May 8, 2002.  At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)

To elect directors to serve for the ensuing year and until their successors are elected.  Elected to serve as directors were Richard S. Gilbert, Joseph D. Markee, Tench Coxe, Roger L. Evans, Raymond V. Thomas and Joseph R. Zell.  For each elected director the results of voting were: Richard S. Gilbert 47,039,267 for and 571,204 withheld; Joseph D. Markee 47,063,787 for and 546,684 withheld; Tench Coxe 47,066,125 for and 544,346 withheld; Roger L. Evans 47,067,100 for and 543,371 withheld; Raymond V. Thomas 47,063,138 for and 543,333 withheld; Joseph R. Zell 47,068,871 for and 541,600 withheld.  Each of the nominees was re-elected to serve as a director of the Company.

(ii)

To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its year ending December 31, 2002.  The selection of Ernst & Young LLP as independent auditors of the Company for its year ending December 31, 2002 was ratified with the following votes: 47,350,317 for, 209,802 against, and 50,352 abstained.

Item 5.      Other Information

On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan will be largely completed during 2002.  As a result of the adoption of this plan, the Company will record charges of approximately $1.4 million during the three and nine months ending September 30, 2002.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including operations, marketing, sales and administrative areas.  As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Officers’ Certificate
	99.2	Press release issued on July 11, 2002 by Copper Mountain Networks, Inc.

(b)	Reports on Form 8-K.

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Copper Mountain Networks, Inc.

Date: August 12, 2002	/s/	Richard S. Gilbert

Richard S. Gilbert
Chairman, President and
Chief Executive Officer

	/s/	Michael O. Staiger

Michael O. Staiger
Chief Financial Officer
Secretary