Form 10-Q
period 2002-09-30
COPPER MOUNTAIN NETWORKS INC
filed 2002-11-14
CIK 1031951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

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

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of October  31, 2002 was 5,820,925.

COPPER MOUNTAIN NETWORKS, INC.
INDEX

COPPER MOUNTAIN NETWORKS, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, net	$30,488	$26,623
Short-term marketable investments	14,179	46,202
Accounts receivable, net	1,320	1,574
Inventory, net	2,475	7,502
Other current assets	1,884	393

Total current assets	50,346	82,294
Property and equipment, net	7,428	12,251
Other assets	624	1,924

Total assets	$58,398	$96,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,469	$17,661
Adverse purchase commitment	—	8,083
Accrued restructuring costs	2,221	3,205
Accrued liabilities	6,084	6,544
Current portion of obligations under capital leases and equipment notes payable	3,262	3,120

Total current liabilities	13,036	38,613
Obligations under capital leases and equipment notes payable, less current portion	1,062	3,534
Accrued restructuring costs	3,349	3,884
Other accrued	304	253
Stockholders’ equity:
Common stock	6	6
Additional paid in capital	245,387	246,178
Deferred compensation	(877)	(5,666)
Accumulated deficit	(203,869)	(190,673)
Other comprehensive income	—	340

Total stockholders’ equity	40,647	50,185

Total liabilities and stockholders’ equity	$58,398	$96,469

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenue	$3,313	$5,112	$8,769	$19,327
Cost of revenue	2,617	3,469	(8,369)	63,178

Gross margin	696	1,643	17,138	(43,851)
Operating expenses:
Research and development	4,257	8,035	18,178	30,483
Sales and marketing	1,754	2,755	5,137	14,641
General and administrative	2,083	2,954	6,898	13,981
Amortization of purchased intangibles	—	—	—	5,327
Amortization of deferred stock compensation*	131	1,014	3,905	2,397
Recovery of bad debt	(689)	—	(3,693)	—
Restructuring costs	1,361	16,000	1,361	20,382
Write-off of purchased intangibles	—	—	—	40,833

Total operating expenses	8,897	30,758	31,786	128,044

Loss from operations	(8,201)	(29,115)	(14,648)	(171,895)
Other income (expense):
Interest and other income	193	1,001	1,922	3,519
Interest expense	(129)	(212)	(470)	(661)

Loss before income taxes	(8,137)	(28,326)	(13,196)	(169,037)
Provision for income taxes	—	—	—	—

Net Loss	$(8,137)	$(28,326)	$(13,196)	$(169,037)

Basic net loss per share	$(1.50)	$(5.32)	$(2.46)	$(31.94)

Diluted net loss per share	$(1.50)	$(5.32)	$(2.46)	$(31.94)

Basic common equivalent shares	5,418	5,322	5,373	5,293

Diluted common equivalent shares	5,418	5,322	5,373	5,293

* The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$90	$42	$356	$89
Research and development	(359)	110	700	561
Sales and marketing	(85)	164	461	430
General and administrative	485	698	2,388	1,317

Total	$131	$1,014	$3,905	$2,397

See accompanying notes to condensed financial statements.

COPPER MOUNTAIN NETWORKS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

	Number of Shares	Amount

Balance at December 31, 2001	5,835	$6	$246,178	$(5,666)	$(190,673)	$340	$50,185
Amortization related to deferred stock compensation	—	—	—	3,905	—	—	3,905
Common stock issued under Employee Stock Purchase Plan	13	—	64	—	—	—	64
Exercise of options to purchase common stock	29	—	31	—	—	—	31
Repurchase of fractional shares related to the reverse stock split	—	—	(2)	—	—	—	(2)
Cancellation of restricted common stock	(98)	—	(1,584)	1,584	—	—	—
Issuance of restricted common stock	25	—	71	(71)	—	—	—
Variable deferred stock based compensation	—	—	629	(629)	—	—	—
Realization of unrealized gain on marketable investment	—	—	—	—	—	(340)	(340)
Net loss	—	—	—	—	(13,196)	—	(13,196)

Balance at September 30, 2002	5,804	$6	$245,387	$(877)	$(203,869)	$—	$40,647

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(13,196)	$(169,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of purchased intangibles	—	40,833
Depreciation and amortization	6,016	13,320
Non-cash restructuring costs	100	10,900
Non-cash compensation, net	3,905	2,397
Realized gain on vendor settlements	(14,870)	—
Realized gain on marketable investment	(1,020)	—
Changes in operating assets and liabilities:
Accounts receivable	254	16,602
Inventory	5,027	13,029
Other current assets and other assets	(190)	15,276
Adverse purchase commitment	(8,083)	(17,427)
Accounts payable and accrued liabilities	(1,516)	(7,349)
Accrued restructuring costs	(1,735)	—

Net cash used in operating activities	(25,308)	(81,456)

Cash flows from investing activities:
Maturities of marketable investments, net	32,703	57,804
Purchases of property and equipment	(1,292)	(5,204)

Net cash provided by investing activities	31,411	52,600

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	(2,330)	(2,378)
Proceeds from issuance of common stock, net	92	1,127

Net cash used in financing activities	(2,238)	(1,251)

Net increase (decrease) in cash and cash equivalents	3,865	(30,107)
Cash and cash equivalents at beginning of period	26,623	65,838

Cash and cash equivalents, net at end of period	$30,488	$35,731

Supplemental information:
Unrealized gain on marketable investments	$—	$340

Interest paid	$470	$661

See accompanying notes to condensed financial statements

NOTE 1 - General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals except for a restructuring charge totaling $1.4 million and a recovery of bad debt of $0.7 million for the three months ended September 30, 2002; a decrease in the reserve for obsolete inventory and adverse purchase commitment totaling $14.9 million, a recovery of bad debt of $3.7 million, a restructuring charge totaling $1.4 million and a gain on investment of $1.0 million for the nine months ended September 30, 2002;  a restructuring charge of $16.0 million for the three months ended September 30, 2001;  a charge to write-off certain intangible assets of $40.8 million, a charge related to excess inventory on hand and on order of $51.0 million, a restructuring charge of $20.4 million, a $2.6 million charge related to the collectibility of certain receivables and a charge related to the investment in commercial paper of Southern California Edison of $1.0 million for the nine months ended September 30, 2001) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2001 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Annual Report”).  Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2001 contained in the 2001 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2002.

Investments In Marketable Securities

At September 30, 2002, the Company held investments in investment grade debt and money market securities with various maturities through January 2003.  Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.  The Company’s total investments in these securities as of September 30, 2002 totaled $42.2 million.  The Company has included $28.0 million of these securities in cash and cash equivalents at September 30, 2002, as they have original maturities of less than 90 days.   The remaining debt securities totaling $14.2 million at September 30, 2002 have been classified as short-term marketable investments.  The fair value of the Company’s total investments in marketable securities based upon the closing market prices of such securities on September 30, 2002 approximated the carrying value.  The Company has designated all of its investments held on September 30, 2002 as held-to-maturity.

Investment In Sales-Type Leases

During the year ended December 31, 2000, the Company entered into an $8.6 million credit facility with a customer for the purchase of the Company’s equipment under a capital lease agreement.  At December 31, 2000, the Company had a net lease receivable from this customer of $4.7 million.  During the nine months ended Septmeber 30, 2001, the Company received the lessee’s quarterly lease payments; however, as a result of the continuing deterioration of the lessee’s financial position, the Company took a $2.6 million charge to reduce the carrying value of the lease receivable.  This charge is included in bad debt expense for the nine months ended September 30, 2001.  The Company received the lessee’s quarterly lease payments totaling $0.7 million and $2.1 million for the three and nine months ended September 30, 2002, respectively, which is included in recovery of bad debt.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues.  The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended September 30, 2002 include revenue recognized from three significant customers totaling

$1.0 million or 29% (international customer), $0.5 million or 14%, and $0.4 million or 12% of net revenue.  The Company’s revenues for the nine months ended September 30, 2002 include revenue recognized from two significant customers totaling $1.9 million or 22% (international customer), and $1.3 million or 14% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral.  The Company had significant accounts receivable balances due from three customers individually representing 29%, 28% and 25% of total accounts receivable at September 30, 2002.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the nine months ended September 30, 2001, the Company recorded charges totaling $51.0 million related to finished goods and raw materials in excess of anticipated requirements.  The reductions to inventory value and loss on purchase commitments are included in cost of revenues for that period.

During the nine months ended September 30, 2002, the Company paid an aggregate of $7.6 million to settle disputes with several vendors.  These disputes pertained to inventory on hand and adverse purchase commitments.  As a result of these settlements, the Company reversed $14.9 million of the $51.0 million in charges described above.  This resulted in a reduction of the adverse purchase commitment liability and a corresponding credit to cost of revenues for the nine months ended September 30, 2002.

Accounts Receivable Sale

During 2001, NorthPoint Communications (“NorthPoint”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in the Northern District of California, San Francisco Division (the “Bankruptcy Cases”).  NorthPoint was a customer of the Company.  The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code in 2001.  The Company filed a proof of claim against NorthPoint in the amount of approximately $10.4 million arising from unsecured claims under equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected.  The Company believes that ultimately the claims will be allowed.

During the nine months ended September 30, 2002 the Company assigned the claim in the amount of $10.4 million to a third party for $1.4 million.  The transaction has been accounted for as an asset sale in accordance with Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This claim was assigned with recourse, which is based on whether the Company’s claims are allowed as a valid claim to the NorthPoint bankruptcy estate.  The Company does not expect to make any future payments as a result of the recourse provisions of the assignment.  Accordingly, the estimated fair value of the recourse liability associated with the claim is zero.  The ultimate liability associated with the claim could exceed the amount of this estimate.  The resulting gain of $1.4 million recognized on the sale of the claim is included in recovery of bad debt for the nine months ended September 30, 2002.

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

Common stock equivalents of 0.4 million and 0.3 million for the three and nine month periods ended September 30, 2002, respectively, were excluded from the calculation because of their anti-dilutive effect.  Common stock equivalents of 0.1 million and 0.3 million for the three and nine month periods ended September 30, 2001, respectively, were excluded from the calculation because of their anti-dilutive effect.

NOTE 4 - Composition of Certain Balance Sheet Captions (in thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)
Inventory:
Raw materials	$64,966	$74,532
Work in process	7	329
Finished goods	10,784	13,523
Allowance for excess and obsolescence	(73,282)	(80,882)

	$2,475	$7,502

Accrued liabilities:
Accrued compensation	$2,022	$1,683
Accrued warranty	400	725
Accrued paid time off	709	1,250
Deferred revenue	920	842
Other	2,033	2,044

	$6,084	$6,544

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

On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan will be largely completed during 2002.  As a result of the adoption of this plan, the Company recorded charges of approximately $1.4 million during the three and nine months ending September 30, 2002.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets; anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including engineering, operations, marketing, sales and administrative areas.  As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance At December 31, 2001	Activity	Balance at September 30, 2002

Impairment of assets	Non-cash	$113	$100	$213
Excess lease costs	Cash	6,454	(1,072)	5,382
Elimination of job responsibilities	Cash	635	(447)	188

		$7,202	$(1,419)	$5,783

At September 30, 2002, the portion of the balance related to the impairment of assets is included in property and equipment, net.  Future cash outlays for obligations under facility leases are expected to be completed in 2007.

NOTE 6  – Litigation and Claims

During the nine months ended September 30, 2002, the Company resolved disputes with four vendors.  The terms of each of these settlements are confidential.  In the aggregate, these four settlements resulted in a non-recurring gain of approximately $14.9 million in the three months ended June 30, 2002 and a reduction in current liabilities of approximately $22.1 million during the same period.

Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers (the “Northern District Lawsuits”), along with two related derivative actions against the Company and its directors in Delaware and California, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price.  Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets.  The Northern District Lawsuits have been consolidated for pretrial purposes before United States Judge Vaughn Walker of the Northern District of California.  The Company filed a motion to dismiss the Northern District Lawsuits, which was heard on November 29, 2001.  The Court has taken the motion to dismiss off calendar pending final resolution of an appeal involving the selection of plaintiff’s counsel.  The derivative actions have been stayed.  No assurances can be made that we will be successful in our defense of such claims.  If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.  Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

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

Lowlicht v. Copper Mountain Networks, Inc., et al., and the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York.  Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court.  On April 19, 2002, the plaintiffs filed an amended complaint against the Company and certain of its officers and directors.  The allegations in the amended complaint are similar to the allegations in the original complaint.  On July 15, 2002, the Issuer defendants in the IPO Cases, including the Company and its named officers and directors , filed a motion to dismiss the claims against them.  Judge Scheindlin heard oral argument on the motion on November 1, 2002.  Also, on October 8, 2002, the claims against the named officers and directors were dismissed without prejudice pursuant to a stipulation providing for a tolling of the statutes of limitations against those defendants.  No discovery has been served on the Company.

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

On or about January 30, 2002, Flextronics filed a civil action against the Company in the Superior Court of the state of California, county of Santa Clara seeking, among other relief, payment of certain amounts allegedly owed under the Contract, interest, attorneys’ fees and costs, and a writ of attachment to secure its claims pending the outcome of the arbitration.  This action was transferred to the Superior Court of the State of California, county of San Diego, on or about March 20, 2002.

On or about June 28, 2002, the Company and Flextronics reached a confidential settlement and all pending actions were dismissed with prejudice.  This matter has been resolved.

The Company, incident to its business activities, is party to other legal proceedings or claims.    Management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

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

          Our revenue is generated primarily from sales of and service on our central office-based equipment: our CopperEdge 200 DSL  concentrators, or CE200, the related wide area network cards, line cards and, to a lesser extent, from sales of our DSL customer premises equipment or CPE.  Additionally, we license  network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date.  We also sell our VantEdge 3000 and 3300 broadband services concentrators and CopperEdge 150 DSL concentrators, or CE150, in the multiple tenant unit, or MTU, market.

          For the three months ended September 30, 2002, revenue recognized from our largest three customers, Versatel, AT&T, and Mpower accounted for approximately 29%, 14%, and 12% of our revenue, respectively.   While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future.  Future sales, if any, to historically significant customers may be substantially less than historical sales.  The loss of any one of our historically major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

          In the future, we expect that revenue growth, if any, will be substantially dependent on sales of our new VantEdge product.  The VantEdge product is generally available for sale; however, we may not be successful generating material revenues from the sale of the VantEdge product line.

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

          Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant.  During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation.  During the second quarter of 2001, additional deferred compensation was recorded in conjunction with a stock option exchange program.  During the third and fourth quarter of 2001, additional deferred compensation was recorded in conjunction with a grant of restricted stock to employees.  During the third quarter of 2002, additional deferred compensation was recorded in conjunction with a stock option re-pricing program.  The intrinsic value of the options to purchase common stock granted under the exchange program will be re-measured at the end of each period for the life of the option.  We expect that the total amount of deferred compensation expense that will be recognized under the exchange program could vary from period to period and the ultimate amount of deferred compensation expense that will be recognized is not currently determinable.  The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options.  Deferred stock compensation and amortization of deferred stock compensation could materially increase or decrease in future periods.

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

          On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan will be largely completed during 2002.  As a result of the adoption of this plan, the Company recorded charges of approximately $1.4 million during the three and nine months ending September 30, 2002.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including engineering, operations, research and development, marketing, sales and administrative areas.  As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance At December 31, 2001	Activity	Balance at Sept. 30, 2002

Impairment of assets	Non-cash	$113	$100	$213
Excess lease costs	Cash	6,454	(1,072)	5,382
Elimination of job responsibilities	Cash	635	(447)	188

		$7,202	$(1,419)	$5,783

          At September 30, 2002, the portion of the balance related to the impairment of assets is included in property and equipment, net.  Future cash outlays for obligations under facility leases are expected to be completed in 2007.

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	79.0	67.9	(95.4)	326.9

Gross margin	21.0	32.1	195.4	(226.9)
Operating expenses:
Research and development	128.4	157.2	207.3	157.7
Sales and marketing	52.9	53.9	58.6	75.7
General and administrative	62.9	57.8	78.7	72.3
Amortization of purchased intangibles	—	—	—	27.6
Amortization of deferred stock Compensation	4.0	19.8	44.5	12.4
Recovery of bad debt	(20.8)	—	(42.1)	—
Restructuring costs	41.1	313.0	15.5	105.5
Write-off of purchased intangibles	—	—	—	211.3

Total operating expenses	268.5	601.7	362.5	662.5

Income (loss) from operations	(247.5)	(569.6)	(167.1)	(889.4)
Interest and other income, net	1.9	15.5	16.6	14.8

Income (loss) before income taxes	(245.6)	(554.1)	(150.5)	(874.6)
Provision for income taxes	—	—	—	—

Net income (loss)	(245.6)	(554.1)	(150.5)	(874.6)

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

          Net Revenue.   Net revenue decreased from $5.1 million for the three months ended September 30, 2001 to $3.3 million for the three months ended September 30, 2002.  This decrease was due to a significant decrease in average selling prices on our CE200 access concentrators and related line cards.  Sales to our three largest customers for the three months ended September 30, 2002, Versatel, AT&T, and Mpower Communications were $1.0 million, $0.5 million and $0.4 million.  Sales to our four largest customers for the three months ended September 30, 2001, Mpower Communications, Versatel, Network Telephone and Verizon were $1.3 million, $0.9 million, $0.8 million, and $0.5 million, respectively.

          Gross Margin.   Our gross margin decreased from $1.6 million for the three months ended September 30, 2001 to $0.7 million for the three months ended September 30, 2002.  The decrease in gross margin was primarily due to average lower selling prices on our CE200 access concentrators and related line cards.

          Research and Development.   Our research and development expenses decreased from $8.0 million for the three months ended September 30, 2001 to $4.3 million for the three months ended September 30, 2002. This decrease was due to a decrease in personnel expenses related to a decrease in our engineering staff and quality and technical support costs including outside services and decreased spending on prototype materials.  Research and development expenses as a percentage of net revenue decreased from 157.2% for the quarter ended September 30, 2001 to 128.4% for the three months ended September 30, 2002.  This decrease in research and development expense as a percentage of net revenue was primarily the result of a decrease in costs associated with our research and development efforts.

          Sales and Marketing.   Our sales and marketing expenses decreased from $2.8 million for the three months ended September 30, 2001 to $1.8 million for the three months ended September 30, 2002.  This decrease was due to a decrease in personnel expenses for sales and marketing staff, decreased travel costs and decreased product marketing costs during the stated periods.  Sales and marketing expenses as a percentage of net revenue decreased from 53.9% of net revenue for the three months ended September 30, 2001 to 52.9% for the three months ended September 30, 2002.

          General and Administrative.   Our general and administrative expenses decreased from $3.0 million for the three months ended September 30, 2001 to $2.1 million for the three months ended September 30, 2002.  This decrease was due to a decrease in personnel costs, outside service costs, facility costs and depreciation.  General and administrative expenses as a percentage of net revenue increased from 57.8% for the three months ended September 30, 2001 to 62.9% for the three months ended September 30, 2002.  This increase in general and administration expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the three months ended September 30, 2002.

          Recovery of bad debt.  Recovery of bad debt expense increased from zero for the three months ended September 30, 2001 to $0.7 million for the three months ended September 30, 2002.  This increase was the result of the collection of receivables that had been written off in prior periods.

          Interest and Other Income.  Interest and other income decreased from $1.0 million for the three months ended September 30, 2001 to $0.2 million for the three months ended September 30, 2002. This decrease was primarily due to decreased average cash balances and investment yields during the three months ended September 30, 2002.

          Interest Expense.   Our interest expense decreased from $212,000 for the three months ended September 30, 2001 to $129,000 for the quarter ended September 30, 2002.  This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

         Net Revenue.   Net revenue decreased from $19.3 million for the nine months ended September 30, 2001 to $8.8 million for the nine months ended September 30, 2002.  This decrease was due to lower average selling prices on our CE200 DSL access concentrators and related line cards.  Sales to our three largest customers for the nine months ended September 30, 2002, Versatel, Mpower Communications and Network Telephone were $1.9 million, $1.3 million and $0.7 million, respectively.  Sales to our three largest customers for the nine months ended September 30, 2001, Versatel, Mpower Communications and Rhythms Netconnections were $4.0 million, $3.7 million and $2.0 million, respectively.

         Gross Margin.   Our gross margin increased from $(43.9) million for the nine months ended September 30, 2001 to $17.1 million for the nine months ended September 30, 2002.  The increase in gross margin was primarily due to: a one-time gain of $14.9 million during the nine months ended September 30, 2002, which resulted from vendor settlements during that period; and an excess inventory charge of $51.0 million related to inventory on hand and to future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements during the nine months ended September 30, 2001.  Before the impact of these charges, gross margin as a percentage of sales for the nine months ended September 30, 2002 was adversely impacted by decreased average selling prices and sales mix.

         Research and Development.   Our research and development expenses decreased from $30.5 million for the nine months ended September 30, 2001 to $18.2 million for the nine months ended September 30, 2002.  This decrease was due to a decrease in personnel expenses related to a decrease in our engineering staff and quality and technical support costs including outside services and decreased spending on prototype material.  Research and development expenses as a percentage of net revenue increased from 157.7% for the nine months ended September 30, 2001 to 207.3% for the nine months ended September 30, 2002.  This increase in research and development expense as a percentage of net revenue was primarily the result of a decrease in our net revenue for the nine months ended September 30, 2002.

         Sales and Marketing.   Our sales and marketing expenses decreased from $14.6 million for the nine months ended September 30, 2001 to $5.1 million for the nine months ended September 30, 2002.  This decrease was due to a decrease in personnel expenses for sales and marketing staff, decreased sales compensation associated with decreased net revenue, decreased travel costs and decreased promotional and product marketing costs during the stated periods.  Sales and marketing expenses as a percentage of net revenue decreased from 75.7% of net revenue for the nine months ended September 30, 2001 to 58.6% for the nine months ended September 30, 2002.  This decrease was primarily the result of the decreased costs described above.

         General and Administrative.   Our general and administrative expenses decreased from $11.4 million for the nine months ended September 30, 2001 to $6.9 million for the nine months ended September 30, 2002. This decrease was due to a decrease in personnel costs, outside service costs, facility costs, supplies and depreciation.  General and administrative expenses as a percentage of net revenue increased from 72.3% for the nine months ended September 30, 2001 to 78.7% for the nine months ended September 30, 2002.  This increase was primarily the result of a decrease in our net revenue for the nine months ended September 30, 2002.

         Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased from $5.3 million for the nine months ended September 30, 2001 to zero for the nine months ended September 30, 2002.  During the second quarter of 2001, the Company calculated the present value of expected future cash flows to determine the fair value of the assets.  This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets.  The underlying factors contributing to the decline in expected financial results included changes in the Company’s strategic focus in the marketplace and an overall decline in the telecommunications equipment market.

         Recovery of bad debt.  Recovery of bad debt expense increased from zero for the nine months ended September 30, 2001 to $3.7 million for the nine months ended September 30, 2002.  This increase was the result of the collection and sale of receivables that had been written off in prior periods.

         Interest and Other Income.  Interest and other income decreased from $3.5 million for the nine months ended September 30, 2001 to $1.9 million for the nine months ended September 30, 2002.  This decrease was primarily due to decreased average cash balances during the nine months ended September 30, 2002, which is partially offset by a gain on a marketable investment of $1.0.

         Interest Expense.   Our interest expense decreased from $661,000 for the nine months ended September 30, 2001 to $470,000 for the nine months ended September 30, 2002.  This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

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

         At September 30, 2002, we had cash and cash equivalents of  $30.5 million and short-term marketable investments of $14.2 million.

         Cash used in operating activities for the nine months ended September 30, 2002 and 2001 was $25.3 million and $81.5 million, respectively.  The relative decrease in cash used in operating activities for the nine months ended September 30, 2002 compared to the same period in the prior year was primarily the result of a change in net loss of $155.8 million partially off set by a decrease in non-cash charges and changes in working capital.

         Cash provided by investing activities for the nine months ended September 30, 2002 and 2001 was $31.4 million and $52.6 million, respectively.   The relative decrease in cash provided by investing activities for the nine months ended September 30, 2002 compared to the same period in the prior year was the result of a decrease in net maturities of marketable investments and a decrease in purchases of property and equipment.

         Cash used in financing activities for the nine months ended September 30, 2002 and 2001 was $2.2 million and $1.3 million, respectively.  The increase in cash used in financing activities for the nine months ended September 30, 2002 compared to the same period in the prior year was primarily due to a decrease in proceeds from the issuance of common stock.

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

         On July 11, 2002, the Company adopted a business plan to re-size its business to reflect current and expected business conditions.  This restructuring plan will be largely completed during 2002.  As a result of the adoption of this plan, the Company recorded charges of $1.4 million during the three and nine months ending September 30, 2002.  These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.  Employee reductions occurred in almost all areas of the Company, including engineering, operations, marketing, sales and administrative areas.  As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

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

         Currently, the Company is not generating sufficient revenue to fund its operations.  We expect our operating losses, net operating cash outflows and capital expenditures to continue if we are unable to increase sales.  The Company has recently adopted a business plan to re-size its business to reflect current and expected business conditions.  We cannot assure you that we will be able to sufficiently decrease our operating expenses.  If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.

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

         If Copper Mountain Does Not Successfully Introduce and Commercialize the VantEdge Product, Our Business Will Be Materially Adversely Impacted

         In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our sales and marketing strategy on targeting ILECs, IXCs and international PTTs as potential customers. The future success of our business will substantially depend on our ability to successfully sell our VantEdge product to such customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products.  Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

         Sales of our existing products and services, which were primarily aimed at the CLEC market, have been decreasing for seven out of the last eight quarters.  Such sales could continue to decrease, if they continue at all.  As a result, our future success is substantially dependant upon our ability to successfully market and commercialize our new VantEdge product on a timely basis.  We began development of the VantEdge product in 1999, and formally announced the product in 2001.  We may not be able to finish the commercialization of the VantEdge product, for various reasons, including those set forth in these risk factors.  Sales of the VantEdge product may not be sufficient to allow us to continue to operate our business.  Our business will be materially adversely impacted if we do not successfully commercialize the VantEdge product.

         Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed, and Without Additional Capital Copper Mountain May Not Be Able to Sustain Its Operations

         We currently require approximately $6 to $7 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue through 2003.  As a result, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.  These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the third quarter of 2002, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.”  Any of these assumptions may prove to be incorrect.  In future quarters, it is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all.  Also, the commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

         We currently fund our operations with our cash, cash equivalents and marketable investments.  In order to fund our operations beyond the first quarter of 2004, we expect that we may have to further reduce our expenses and or raise additional funds.  Moreover, we may require such financing sooner than anticipated.  We anticipate that we may have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations.  Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

         Copper Mountain May Not Achieve Quarterly or Annual Profitability

         Copper Mountain has experienced a significant decline in revenues in almost every quarter since the third quarter of 2000 and expects to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty achieving profitability.  We cannot be certain that we will realize sufficient revenues in the future to achieve profitability on an annual or quarterly basis.

         Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain’s Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain’s DSL Products

         Copper Mountain sells its products predominantly to CLECs.  Sales to our largest three customers accounted for approximately 55% of our net revenue for the three months ended September 30, 2002.  Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC customers and, in particular:

         •         the product requirements of these customers;

         •         the financial and operational success of these customers;

         •         the success of these customers’ services deployed using our products; and

         •         the attractiveness of our products compared to our competitors’ products.

         Our revenue has declined on a sequential basis almost every quarter since the third quarter of the year ended December 31, 2000.  In light of the market dynamics of the telecommunication service provider industry, it has become extremely difficult for us to forecast our revenues.  Future sales, if any, to our historically significant customers may be substantially less than historical sales.  The loss of another major customer or the delay of significant orders from any significant customer, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cashflow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

         As of September 30, 2002 we operated our business from facilities in Palo Alto, California and San Diego, California.  We expect to continue to face challenges related to effectively and efficiently coordinating our operations between our facilities.  If we are unsuccessful in meeting these challenges, our business and operating results may be adversely affected.

         We have excess facilities in Fremont, San Diego and Palo Alto, some of which are subleased.  We are obligated to continue making payments on the leases associated with each of these excess facilities.  Rent associated with these excess facilities has adversely effected our financial condition. If we are unable to sublease these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition.

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

         If DSL Technology and Copper Mountain’s DSL-Related Product Offerings Are Not Accepted by Telecommunications Service Providers, Copper Mountain May Not Be Able to Sustain or Grow Its Business

         Copper Mountain’s future success is substantially dependent upon whether DSL technology gains widespread market acceptance by financially viable telecommunications service providers, of which there are a limited number, and end users of their services.  We have invested substantial resources in the development of DSL technology and related technologies, and all of our products are based on DSL technology or depend on the widespread acceptance and continued deployment of DSL technology.  Telecommunications service providers are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by Copper Mountain.  Even if telecommunications service providers adopt policies favoring full-scale implementation of DSL technology, they may defer purchases of our products or they may not choose to purchase our product offerings.  In addition, we have limited ability to influence or control decisions made by telecommunications service providers.  In the event that the telecommunications service providers to whom we market our products adopt technologies other than the DSL technologies offered by Copper Mountain or choose not to purchase Copper Mountain’s DSL product offerings or Copper Mountain’s other product offerings, we will not be able to sustain or grow our business.

         We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources

         Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers (the “Northern District Lawsuits”), along with two related derivative actions against the Company and its directors in Delaware and California, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price.  Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets.  The Northern District Lawsuits have been consolidated for pretrial purposes before United States Judge Vaughn Walker of the

Northern District of California.  The Company filed a motion to dismiss the Northern District Lawsuits, which was heard on November 29, 2001.  The Court has taken the motion to dismiss off calendar pending final resolution of an appeal involving the selection of plaintiff’s counsel.  The derivative actions have been stayed.  No assurances can be made that we will be successful in our defense of such claims.  If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.  Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

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

         Lowlicht v. Copper Mountain Networks, Inc., et al., and the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York.  Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court.  On April 19, 2002, the plaintiffs filed an amended complaint against the Company and certain of its officers and directors.  The allegations in the amended complaint are similar to the allegations in the original complaint.  On July 15, 2002, the Issuer defendants in the IPO Cases, including the Company and its named officers and directors , filed a motion to dismiss the claims against them.  Judge Scheindlin heard oral argument on the motion on November 1, 2002.  Also, on October 8, 2002, the claims against the named officers and directors were dismissed without prejudice pursuant to a stipulation providing for a tolling of the statutes of limitations against those defendants.  No discovery has been served on the Company.

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

         Copper Mountain’s Dependence on Independent Manufacturers Could Result in Product Delivery Delays

         Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products.  Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs.  If our current manufacturers are unable or unwilling to continue manufacturing our components in required volumes, it is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.  Any significant interruption in supply would result in the allocation of products to customers in volumes which do not meet some or all of the customers’ requirements, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

         Copper Mountain’s Customers May Demand Preferential Terms or Delay Copper Mountain’s Sales Cycle, Which Would Adversely Affect Its Results of Operations

         In certain cases, Copper Mountain’s current and prospective customers are able to exert a high degree of influence over Copper Mountain.  These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations.  In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes.  Historically this product approval process has taken as long as one year; in the future we expect this process to take two years or longer, especially for ILECs, IXCs and PTTs.  Accordingly, we believe we will be required to submit successive versions of our products as well as new products to our current and prospective customers for approval.  The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets, customers’ evaluation of competing products and regulatory issues affecting telecommunication service providers.  Delays in the product approval process or failure to gain any such approval could materially adversely affect our business, financial condition and results of operations.  While we have been successful in the past in obtaining product approvals from our customers, future approvals, if any, and the ensuing sales of such products, if any, likely will take far longer to attain than in the past and may not continue to occur.  Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support.  A delay in, or cancellation of, the sale of our products could adversely affect the Company’s results from operations or cause them to significantly vary from quarter to quarter.

         Changes to Regulations Affecting the Telecommunications Industry Could Reduce Demand for Copper Mountain’s Products or Adversely Affect Its Results of Operations

         Any changes to legal requirements relating to the telecommunications industry, including the adoption of new regulations by federal or state regulatory authorities under current laws or any legal challenges to existing laws or regulations relating to the telecommunications industry, could have a material adverse effect upon the market for Copper Mountain’s products.  Moreover, our distributors or telecommunications service provider customers may require, or we may otherwise deem it necessary or advisable, that we modify our products to address actual or anticipated changes in the regulatory environment.  Our inability to modify our products or address any regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

         Copper Mountain’s Failure to Comply with Regulations and Evolving Industry Standards Could Delay or Prevent Its Introduction of New Products

         The market for Copper Mountain’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed.  In order to meet the requirements of our customers, our products may be required to comply with various industry standards and regulations including those promulgated by the Federal Communications Commission, or FCC, and standards established by Underwriters Laboratories and Bell Communications Research.  Failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay or prevent the introduction of our products or adversely impact product sales.  Moreover, enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

         In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations and the trading prices of many technology companies’ stocks, including Copper Mountain’s, have been and may continue to be highly volatile.  These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies.  We have become the target of such litigation, and several class action lawsuits have been filed against us and certain of our officers alleging violation of Federal securities laws related to declines in our stock price.  Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

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

         Substantial Future Sales of Copper Mountain’s Common Stock in Private Placements or in the Public Market Could Cause Its Stock Price to Fall

         Sales of a large number of shares of Copper Mountain’s common stock in private placements or in the public market or the perception that such sales could occur could cause the market price of its common stock to drop.  As of September 30, 2002, we had approximately 5.8 million shares of common stock outstanding.  We have filed four registration statements on Form S-8 with the Securities and Exchange Commission covering the 1.9 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans.   As of September 30, 2002, approximately 0.5 million shares are currently subject to exercisable options and 0.3 million shares of restricted stock are scheduled to vest during the next 11 months.  Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at September 30, 2002.

Item 4.       Disclosure and Control Procedures

         Our management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this Quarterly Report have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Since October 2000, approximately twenty-four complaints have been filed in the United States District Court for the Northern District of California against the Company and two of its officers (the “Northern District Lawsuits”), along with two related derivative actions against the Company and its directors in Delaware and California, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price.  Specifically, the complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets.  The Northern District Lawsuits have been consolidated for pretrial purposes before United States Judge Vaughn Walker of the Northern District of California.  The Company filed a motion to dismiss the Northern District Lawsuits, which was heard on November 29, 2001.  The Court has taken the motion to dismiss off calendar pending final resolution of an appeal involving the selection of plaintiff’s counsel.  The derivative actions have been stayed.  No assurances can be made that we will be successful in our defense of such claims.  If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.  Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

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

Lowlicht v. Copper Mountain Networks, Inc., et al., and the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York.  Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court.  On April 19, 2002, the plaintiffs filed an amended complaint against the Company and certain of its officers and directors.  The allegations in the amended complaint are similar to the allegations in the original complaint.  On July 15, 2002, the Issuer defendants in the IPO Cases, including the Company and its named officers and directors , filed a motion to dismiss the claims against them.  Judge Scheindlin heard oral argument on the motion on November 1, 2002.  Also, on October 8, 2002, the claims against the named officers and directors were dismissed without prejudice pursuant to a stipulation providing for a tolling of the statutes of limitations against those defendants.  No discovery has been served on the Company.

Item 2.       Changes in Securities and Use of Proceeds

On July 17, 2002 the Company filed a Certificate of Amendment of Second Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse stock split of the Company’s Common Stock.  As a result of the filing of the Certificate of Amendment, each ten shares of Common Stock of the Company outstanding on July 17, 2002 was automatically converted into 1 share of Common Stock.

Item 4.       Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of Copper Mountain Networks, Inc. was held on July 17, 2002.  At this meeting, the Company solicited the vote of the stockholders to approve a series of amendments to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock whereby each outstanding 5, 6, 7, 8, 9 or 10 shares would be combined, converted and changed into one share of Common Stock, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments as permitted under Section 242(c) of the Delaware General Corporation Law, to be determined by the Board of Directors.  The results of the voting were 51,292,852 votes for, 1,322,889 votes against, and 62,294 votes abstained.

Item 5.	Other Information

(a)	Changes in Registrant’s Certifying Accountant

Effective November 14, 2002, Copper Mountain Networks, Inc. (the “Company”) terminated the engagement of Ernst & Young LLP (“Ernst & Young”) as the Company’s independent auditor.

The decision to terminate the engagement of Ernst & Young as the Company’s independent auditor was recommended by the Company’s Audit Committee and was based in part on the results of a competitive bidding process.

The reports of Ernst & Young on the Company’s financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and November 14, 2002, there was no disagreement between the Company and Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Ernst & Young would have caused it to make reference to the subject matter of the disagreement in connection with its report; and there were no “reportable events”, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Ernst & Youngwith a copy of the foregoing disclosures and requested that Ernst & Young furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such disclosures.

A copy of such letter from Ernst & Young, dated November 8, 2002, is filed as Exhibit 16.1 to this Form 10-Q.

Effective November 14, 2002, the Company engaged the firm of Deloitte & Touche as its new independent accountants.  During the fiscal years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and November 14, 2002, the Company has not consulted with Deloitte & Touche on any matters.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on July 17, 2002.

	16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated November 8, 2002.

	99.1	Officers’ Certificate

(b)	Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPPER MOUNTAIN NETWORKS, INC.

Date: November 14, 2002	/s/ RICHARD S. GILBERT

Richard S. Gilbert Chairman, President and Chief Executive Officer

/s/ MICHAEL O. STAIGER

Michael O. Staiger Chief Financial Officer Secretary

I, Richard S. Gilbert, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Copper Mountain Networks, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ RICHARD S. GILBERT

Richard S. Gilbert Chairman, President and Chief Executive Officer

I, Michael O. Staiger, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Copper Mountain Networks, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MICHAEL O. STAIGER

Michael O. Staiger Chief Financial Officer and Secretary