Form 10-K
period 2002-12-31
COPPER MOUNTAIN NETWORKS INC
filed 2003-03-06
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the year ended December 31, 2002

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

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2002 was approximately $45,939,760 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of February 28, 2003 was 5,888,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s year ended December 31, 2002.

Certain exhibits filed with the registrant’s (i) Registration Statement on Form S-1 (File No. 333-73153), as amended, (ii) Form 10-Q for the quarter ended September 30, 1999, (iii) Form 10-K for the year ended December 31, 1999, (iv) Current Report on Form 8-K filed with the Commission on March 15, 2000, (v) Registration Statement on Form S-1 subsequently converted to Form S-3 (File No. 333-32846), (vi) Notice of Annual Meeting and Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission on April 10, 2000, (vii) Registration Statement on Form S-8 filed with the Commission on June 7, 2000 (File No. 333-38798), are incorporated by reference into Part IV of this Report.

COPPER MOUNTAIN NETWORKS, INC.

FORM 10-K

For the Year Ended December 31, 2002

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein.

Overview

Copper Mountain’s current operating activities include developing, building and testing the VantEdge product line and establishing relationships with its target customers. In the future, we expect that revenue growth, if any, will be substantially dependent on sales of our new VantEdge product. The VantEdge product is generally available for sale; however, we may not be successful generating material revenues from the sale of the VantEdge product line.

Currently, our revenue is generated primarily from sales of and service on our central office-based equipment: our CopperEdge 200 Digital Subscriber Line (DSL) concentrators, or CE200, and the related wide area network (WAN) modules and line modules. Additionally, we license network management software, which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date.

We market and sell our products directly to facilities-based telecommunications service providers and through distributors.

Industry Background

DSL technology was initially developed in the early 1990s by U. S. Incumbent Local Exchange Carriers (ILECs) as a means to deliver video over the existing copper infrastructure. While the technology worked, the economics of DSL service deployment were not attractive, and thus little deployment was funded.

The mid-1990s witnessed two key catalysts to the wide-scale deployment of DSL: the wide spread adoption and growth of the Internet and the passage of the Telecommunications Act of 1996. DSL offered higher speed access to the Internet for consumers and businesses, over the existing copper wiring infrastructure, at lower cost than other access technology alternatives. While many service providers recognized the opportunity for new services and revenues, it was the competitive local exchange carriers (CLECs), whose formation was enabled by the Telecommunications Act of 1996, that moved most aggressively, securing funding and building regional and nationwide networks.

Also in the mid-1990s, the prospect of greater competition from cable operators deploying cable modems to deliver high-bandwidth services prompted the ILECs to accelerate their own investments in broadband infrastructure and they chose DSL as a key technology to compete with the cable operators.

Beginning in late 2000, many CLECs found it difficult to obtain capital to continue the build-out of their networks due to a range of investor concerns, including the viability of the CLEC business model and the prospects for and timing of CLEC profitability. This contributed to a wave of bankruptcies and consolidations among many CLECs and the ones who remained scaled back their networks and organizations.

Overall, the copper-based broadband subscriber base has grown rapidly in recent years. In December of 2002, the DSL Forum, a DSL industry group, published the results of a survey indicating there were approximately 30 million DSL subscribers worldwide, and forecasting approximately 200 million subscribers by the end of 2005. However, while the demand picture appears strong, service providers have experienced significant difficulties due to the considerable macroeconomic downturn that began in 2001. As a result, service providers’ capital expenditures have declined significantly in recent years and may continue to decline. This reduction in expenditures for networking equipment, including broadband access equipment, has caused many service providers to slow the expansion of their networks, and focus on achieving profitability for their existing broadband services.

The historic and expected growth in broadband subscribers have motivated many leading broadband service providers to begin to focus on the scalability of their existing broadband networks. . In addition, many service providers have begun to explore the possibility of deploying value-added voice and data services to achieve or improve broadband service profitability. Many broadband service providers believe that services such as gaming and video on demand (VOD) for consumers, and derived voice and virtual private network (VPN) capabilities for businesses, may improve overall service profitability if delivered to subscribers over a single access line.

Broadband service providers in general, and the ILECs in particular, have acknowledged the importance of addressing these issues. In August of 2002, a whitepaper jointly authored by BellSouth, SBC, and Verizon published via the DSL Forum entitled “DSL Evolution—Architecture Requirements for the Support of QoS-Enabled IP Services” highlighted the scalability and differentiated service limitations of existing large scale broadband networks. This document also outlined an evolutionary framework toward which the large carriers intend to migrate.

Service providers must overcome significant limitations in today’s access networks in order to improve scalability, enable value-added services, and improve profitability. As subscriber growth continues and value-added services are being provisioned, the access network, including major central offices, plays an important role in scalability and profitability. We believe that service providers will increasingly look for access network solutions to leverage their current investments, improve scalability, enable value added services, and provide a platform for future growth and profits.

The Copper Mountain Solution

Copper Mountain Networks, Inc. (Nasdaq: CMTN) is a provider of intelligent broadband access solutions. The company offers a broad set of intelligent broadband access equipment for ILECs, CLECs, independent operating companies (IOCs), inter-exchange carriers (IXCs), international postal, telephone and telegraph (PTTs), service providers, and other facilities-based carrier networks worldwide. These products enable efficient and scalable deployment of advanced voice, video and data services while leveraging existing network infrastructures and reducing both capital and operational costs. Copper Mountain’s products have been proven in some of the world’s largest broadband network deployments. Our intelligent broadband access solutions offer the following key benefits:

1)	Intelligent aggregation solutions: As large broadband service providers continue to expand and modernize their networks to handle subscriber growth, they are experiencing some significant scaling issues. Copper Mountain’s VantEdge Access Broadband Remote Access Server (BRAS) is a purpose-built product, designed specifically for deployment in large-scale broadband access networks, which addresses these scaling issues. We expect the VantEdge Access BRAS to leverage the service provider’s previous investment in DSL access multiplexors (DSLAMs) and asynchronous transfer mode (ATM) switches, by intelligently aggregating and managing traffic from existing DSLAMs. We also expect the VantEdge Access BRAS to enhance service provider profitability by providing a means of scaling existing networks, while reducing both capital and on-going operational costs. Additionally, the VantEdge Access BRAS enables efficient and cost-effective delivery of advanced multi-tiered services, such as packet voice, streaming video, bandwidth on demand, and broadcast audio/video, whose deployment in today’s broadband access networks is very limited due to the high cost of delivering these services over existing network architecture. With the VantEdge Access BRAS, broadband service providers should be able to both reduce costs and increase revenue, by offering more services to more subscribers in a cost-effective, scalable manner.

2)	Intelligent subscriber solutions: Copper Mountain Networks’ intelligent subscriber solutions have been deployed in some of the world’s largest broadband networks. Copper Mountain’s products are able to operate at multiple “layers” of network protocol stacks, including internet protocol (IP), point-to-point protocol (PPP) and ATM. This enables service providers to manage traffic from multiple services more intelligently than with other products. Further, Copper Mountain products make possible the delivery of a wider range of data, voice and video services to subscribers over the service provider’s copper loop infrastructure. Copper Mountain has two products that can directly terminate subscriber loops: the VantEdge Broadband Services Concentrator (BSC), which has a DSL subscriber port density of up to 912 ports/chassis in its initial release, and the CopperEdge DSL/T1 Concentrator, which has a subscriber port density of up to 192 ports/chassis. Both products feature Copper Mountain’s multi-layer service intelligence, and offer service providers a wide range of performance, density and feature combinations.

3)	Carrier class, proven products: Copper Mountain’s VantEdge and CopperEdge product families are designed to meet the stringent requirements of ILECs, IXCs, IOCs, CLECs and PTTs for deployment in their networks. The VantEdge and CopperEdge products are typically deployed in telephone company central offices, and the VantEdge and CopperEdge products are designed to meet or exceed demanding requirements in the central office such as power consumption; size requirements (19” or 23” rack mountable, with a 12” depth); and the Telcordia NEBS Level 3 requirements. The VantEdge and CopperEdge product families also feature redundancy at multiple points in the system, and hot-swappable cards for easy installation and replacement to provide overall network and service delivery reliability. To ease installation at the subscriber site, Copper Mountain has developed customer premise equipment (CPE) device functionality and centralized network management intelligence to enable zero-configuration “plug-and-play” installation procedures. In a wide range of customer installations since 1998, including deployment in multiple nationwide networks comprised of thousands of Copper Mountain concentrators, Copper Mountain has developed a strong reputation for performance, reliability, ease of installation and scalability of its products. Copper Mountain is also an ISO 9001 certified company with strong internal quality systems, providing further assurances of product quality and customer responsiveness.

4)

Scalable, proven network management solutions:    As broadband access networks grow, and service providers look to add more subscriber services, the challenge of managing the broadband access network, including all the network devices, all the subscribers, and all the services, becomes more complex. User self-selection of services further complicates the management of these networks. To manage the intelligent edge of broadband access networks, Copper Mountain offers the CopperView suite of network management tools. CopperView is a suite of software applications that runs on one or more computer servers in the service provider’s network operations centers. CopperView communicates with and manages the products in the VantEdge, CopperEdge and CopperRocket families, as well as CopperCompatible CPE devices that have undergone integration with CopperView. CopperView also provides a means for the service providers’ other Network Management Systems (NMSs) and Operations Support Systems (OSSs) to interface to CopperView and to all Copper Mountain network products, so that the service provider can control end-to-end service provisioning and management of an entire network. CopperView has been integrated with the NMS and OSS products of other leading vendors and has been deployed as a key component of integrated provisioning and management systems installed in a variety of large production networks. CopperView has been successfully used to manage broadband access networks consisting of thousands of CopperEdge DSL concentrators, and tens of thousands of CPE devices.

5)	Multi-Vendor Interoperability: Copper Mountain has partnered with third-party CPE manufacturers through the CopperCompatible™ program to develop a broad line of customer premise equipment, which is compatible with the VantEdge and CopperEdge intelligent access solutions. At the end of 2001, the CopperEdge platform was certified as interoperable with over 100 DSL CPE devices, as well as voice products and routers and switches in the network core. Additionally, the company has a compatibility program, known as CopperVIP™ (Voice in Packets), which tests and validates compatibility between the VantEdge and CopperEdge family of products and the leading providers of voice gateways. The CopperVIP program facilitates the simultaneous delivery of voice and data over the company’s product platforms.

Strategy

Copper Mountain’s mission is to deliver intelligent broadband access solutions which enable scalable and profitable deployment of the complete broadband experience—instant, on-demand access to entertainment, telephony, education, and personalized information and services—over existing copper connections. This mission reflects one of the company’s core beliefs: that network intelligence must be extended to the edge of the network—to enable scalable, profitable copper-based broadband services.

The key elements of our strategy include:

Target large, copper-based broadband service providers in North America and Europe

While a large percentage of our revenues have been from CLEC customers to date, we believe the majority of the market opportunity for copper-based broadband access products moving forward will come from ILECs, IXCs and PTTs and, to a somewhat lesser extent, IOCs. We believe the limitations of early generation products, projected subscriber growth, the desire for second sourcing, and the requirement for intelligent solutions to enable service providers to deliver advanced services will drive additional procurement cycles from these customers to modernize their broadband access networks. We have aligned our product, sales, marketing, support and distribution structures to reflect this market opportunity.

Develop intelligent, purpose-built solutions for the access network

The access network, including access infrastructure deployed in major central offices has become a critical networking junction for service providers. It is the first opportunity to consolidate subscribers and services, and the last opportunity to manage the delivery of multiple services to subscribers. We believe the likely path of network evolution for service providers will be to enhance the networking capabilities of the access network to improve scalability, enable new value-added services, and improve profitability. We will continue to develop, sell and deliver products that intelligently aggregate both subscribers and other broadband access equipment in the access network.

Become the market leader in Access BRASs

We believe a new class of product, the Access BRAS, will emerge in the access network to address the existing scalability and cost challenges, and improve profitability for service providers. Moreover, we believe that the VantEdge is the first product purpose-built specifically to address these limitations in the access network. Our comprehensive central office experience, the proven reliability and performance of our CopperEdge product line and the features, performance and price of the VantEdge collectively will play an important role in our work to establish the VantEdge Access BRAS as a leader in this important new category.

Establish a Strong Presence in the Independent Operating Company (IOC) market

Copper Mountain’s CopperEdge DSL/T1 Access Concentrator and VantEdge Broadband Services Concentrator are well suited for small- to medium-sized central offices and medium- to large-sized multi-tenant unit (MTU) buildings. The CopperEdge is a proven, reliable mid-range DSL/T1 platform, with over 16,000 units sold worldwide. The VantEdge offers service providers what we believe to be an unprecedented combination of performance, port density and intelligence in a cost-effective next generation multi-purpose platform. With system-wide packet and cell architecture; a 130 gigabits per second (Gbps) backplane; and current capability to support up to 912 subscriber ports per shelf with connectorization for up to 1,824 subscriber port per shelf; multi-layer traffic management and a host of automated provisioning features, the VantEdge will offer an excellent platform for IOC broadband service deployments. These products, sold through our channel partners who maintain close ties to IOC customers, will help us to increase our overall market share in the IOC segment.

Accelerate customers’ delivery of value-added services over broadband

Many service providers are moving towards offering bundled services over broadband. To enable these services, they will need to modernize the networks, specifically the access network. Copper Mountain’s solutions are well positioned to deliver the required features and functionality to deliver these bundled services in a scalable and cost-effective manner. We expect to develop partnerships, establish broad interoperability, participate in industry events and undertake other activities to showcase our solutions and their ability to accelerate the deployment of value-added services.

Establish broad interoperability

Our products support a wide range of industry standard protocols, and we promote broad interoperability with a variety of standards-based hardware and software vendors, including many manufacturers of voice and data CPE. Our efforts in the area of interoperability also enable our technology to be combined with other networking products such as routers, access and aggregation devices, and voice switches.

Copper Mountain Products

Copper Mountain Networks offers a wide range of intelligent broadband access solutions to enable efficient and scalable deployment of advanced voice, video and data services while leveraging existing network infrastructures and reducing both capital and operational costs. Copper Mountain’s products provide multiple building blocks used to build and expand broadband access networks: intelligent access network aggregation solutions that aggregate traffic from existing DSL access multiplexors; equipment that terminates the service provider side of subscriber loop circuits using technologies such as DSL and T1/E1; and a suite of network management tools for managing the intelligent edge of the service provider’s broadband access network. All of Copper Mountain’s products feature high degrees of network and service intelligence, to enhance network scalability and to enable new advanced services to be most efficiently delivered over broadband access networks. Copper Mountain’s solution consists of the following product lines:

•	VantEdge™ Access BRASs are designed to be installed in major telephone company central offices to intelligently aggregate traffic from existing DSL Access Multiplexors, whether colocated or backhauled from smaller central offices (Cos), remote terminals and MTU deployments.

•	VantEdge Broadband Services Concentrators are designed to be deployed in telephone company central offices and in multi-tenant buildings to deliver a wire range of consumer and business broadband data and voice services.

•	CopperEdge® DSL Concentrators are deployed in telephone company central offices and in multi-tenant buildings to deliver a range of consumer and business broadband data and voice services.

•	CopperView™ Network Management Software Tools: Broadband service providers run CopperView on one or more servers in their network operations centers, and use CopperView to configure and manage the networks constructed from and the services delivered by the VantEdge, CopperEdge and CopperRocket products, as well as other CopperCompatible CPE devices.

VantEdge Access BRAS and Broadband Services Concentrator

The VantEdge Access BRAS and Broadband Services Concentrator (BSC) are delivered via the same flexible, high performance architecture and chassis. Both are purpose-built to address two of the most critical issues facing broadband service providers today: scalability and profitability.

We expect that the VantEdge Access BRAS will be introduced to modernize the existing DSL access networks of large, facilities-based service providers. We expect the VantEdge Access BRAS to be deployed in major central offices, where broadband services fan-out to hundreds or thousands of subscribers over individual subscriber circuits, and where subscriber traffic can first be effectively aggregated, managed and concentrated before traveling over inter-office trunks further into the service provider’s network. By using the VantEdge Access BRAS to aggregate traffic from existing DSL access multiplexors, a service provider should be able to leverage its existing access network investment and much more cost-effectively scale its network and add new advanced services immediately and in the future

We expect the multi-purpose VantEdge BSC to be deployed by a wide range of service providers to reduce the discrete number of devices that need to be deployed to establish new, advanced, multi-tiered broadband services. We also expect a number of carriers will modernize their existing broadband networks for better scalability, lower costs and advanced services.

The VantEdge’s multi-layer service intelligence will be able to act upon subscriber traffic at multiple network layers:    IP, PPP, ATM, DSL. The VantEdge will be able to perform multiple types of IP and PPP layer aggregation of subscriber traffic, so that aggregated “service tunnels” can be sent out of the central office and further into the service provider’s network. This can dramatically simplify the process of provisioning subscriber services, extend the useful life of existing ATM switches, and reduce the service provider’s overall capital expenditures by eliminating the need for dedicated subscriber aggregation equipment further back in the network. The VantEdge will also perform multi-layer traffic management on all of a subscriber’s services simultaneously, so that higher priority services, whether they be IP or non-IP services, receive preference over lower-priority services. With its sophisticated subscriber traffic management features and its support for features needed by new advanced IP and non-IP services, the VantEdge is designed to cost-effectively enable service providers to offer more sophisticated data, switched voice, and streaming audio/video services over their broadband access networks.

The VantEdge product features the following:

•	Two chassis options:

•	The VantEdge 3000 is designed for the North American market, featuring 23” rack mounting, 12” depth, 20 slots for interface modules, and up to 912 subscriber ports in the initial release.

•	The VantEdge 3300 is designed for the European and International markets, featuring 19” rack mounting, 12” depth with front cabling, 14 slots for interface modules, and up to 624 subscriber ports in the initial release.

•	Two trunk interface modules connect to other DSLAMs for aggregation, or to the service provider’s switched ATM network. Trunk modules include:

•	4 port DS-3/E3

•	4 port OC-3/STM-1

•	2 port 1000BASE-X bE (Expected in 2003)

•	32 port channelized or unchannelized T1/E1 module (expected in 2003)

•	3 port DS-3 channelized module (expected in 2003)

•	Two subscriber interface modules directly terminate subscriber circuits on the VantEdge.

•	48 port full-rate ADSL

•	48 port G.shdsl

•	Three 100Base-T ports on the VantEdge chassis facilitate management of the VantEdge and enables the device to connect to other co-located IP-over-ethernet equipment for functions such as local content insertion.

•	Multi-layer service intelligence enables the VantEdge to act at multiple network layers (IP, PPP, ATM, DSL) to intelligently deliver subscriber services.

•	Multi-layer traffic management enables the VantEdge to simultaneously coordinate packets and cells at the port and queue levels, so that all services (IP and non-IP) can achieve the desired quality for the user experience.

•	Service aggregation enables the VantEdge to aggregate subscriber services at different layers (IP, PPP, ATM), for efficient delivery to the equipment further into the service provider’s broadband access network.

•	Intelligent networking models enable the VantEdge to concurrently support multiple advanced networking models to make packet and cell forwarding decisions, including Transparent Virtual Routing, PPP aggregation, ATM cell relay, and virtual circuit cross connect.

•	Interoperability with other vendors’ ATM DSL access multiplexors, ATM switches, and subscriber-side CPE devices ensures proper operation in a multi-vendor network environment.

The VantEdge builds upon Copper Mountain’s years of experience in building intelligent, carrier-class networking equipment as well as the intellectual property base the company has built up over time. Much of the VantEdge’s software base will leverage the feature-rich software of the CopperEdge product family. Dedicated VantEdge product development activity commenced in 2000. In 2001, the company formally announced the product at the Supercomm 2001 trade show, and by the end of 2001 several prospective customers had indicated interest in the VantEdge by signing non-binding laboratory trial agreements. The VantEdge first shipped for revenue in the second quarter of 2002, and in the second half of 2002 the company announced 3 customers who had selected or deployed the VantEdge Broadband Services Concentrator.

CopperEdge 200 DSL Concentrators

The CopperEdge 200 (CE200) DSL Concentrator terminates up to 192 subscriber ports and supports a variety of services over those subscriber ports, including Internet access, VPN access, Frame Relay, ATM cell relay, voice over DSL (VoDSL), and voice over IP (VoIP). The CE200 is a carrier-class platform designed specifically for telephone company central office environments, and meets or exceeds industry standards and applicable regulatory requirements. The CE200 can also be deployed within multi-tenant buildings. The CE200 consists of a modular chassis containing power supplies, control system, wide area network interface modules and subscriber line cards. The CE200 product family features the following:

•	Contains redundant power supplies that can be replaced without interrupting power to the chassis;

•	Supports a range of interfaces for wide area network connections;

•	Concurrently supports multiple advanced networking models implemented in the control system, including Transparent Virtual Routing, ATM cell relay, virtual circuit cross-connect, Frame Relay Multiplexing, and Frame Relay to ATM interworking;

•	Accommodates any combination of up to eight DSL or T1 line cards which connect to the subscriber CPE equipment, including:

•	24 port G.dmt ADSL (Annex A and Annex B)

•	24 port G.lite (ITU standard G.992.2)

•	24 port G.shdsl (ITU standard G.991.2)

•	24 port IDSL

•	24 port SDSL

•	12 port T1

CopperView Network Management Tools

The CopperView suite of network management tools gives the service provider the ability to effectively manage the intelligent edge of its broadband access network. CopperView directly communicates with and manages all of Copper Mountain’s network products: the VantEdge, the CopperEdge, and the CopperRocket product families, as well as CopperCompatible CPE devices. CopperView also contains interfaces to allow the service provider’s other network management and operations support systems to control and manage all the Copper Mountain products in the network, thereby enabling end-to-end service provisioning and management of the entire broadband access network. CopperView has been successfully integrated with multiple NMS and OSS systems used by various service providers. CopperView has also proven its ability to scale in large broadband access networks, by successfully managing networks consisting of thousands of CopperEdge DSL Concentrators, and hundreds of thousands of CPE devices. The CopperView suite consists of multiple components:

•	The CopperView Access Management System provides management of large networks of VantEdge and CopperEdge products with a simple, intuitive user interface.

•	The CopperView Element Management System provides a simple, intuitive user interface that allows configuration and management of a individual VantEdge and CopperEdge systems and the CPE associated with each.

•	The CopperCraft text-based interface provides a simple interface for on-site technicians and for remote access to a VantEdge or CopperEdge system.

Customers

In 2002, sales to our top three largest customers accounted for approximately 27%, 16% and 10%, of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers’ buying patterns have become unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales.

To date, most of our customers have been CLECs, including the three largest customers referred to above. In response to the financial difficulties experienced by many of our CLEC customers and the resulting reduction in the demand for our products, we have modified our business plan to increasingly target ILECs, IXCs, PTTs and IOCs as potential customers. The future success of our business will substantially depend on our ability to achieve substantial sales to these target customers.

Copper Mountain Sales Organization

Copper Mountain sells and markets its products primarily through our direct sales organization. Additionally, we have relationships with selected distributors to expand our distribution capabilities.

Direct Sales (North America).    Our national sales effort is overseen by the Company’s vice president of sales, and day-to-day sales management falls under regional or account-specific sales managers who are responsible for relationships with targeted customers. The sales management team for each customer is responsible for maintaining contact with key individuals who have planning and policy responsibility within the customer’s organization. At the same time, our sales engineers work with customers to support our products and our sales efforts. Direct sales accounted for approximately 90% of our revenue in 2002.

Direct Sales (Internationally).    Copper Mountain’s global direct sales also fall under the responsibility of our vice president of sales and his international sales organization. In October 2000, we opened an international office in Amsterdam serving Europe.

Channel Sales.    In 2002, Copper Mountain established relationships with Graybar and Power & Telephone to accelerate sales to new customers in North America. In the second half of 2002 these partners helped Copper Mountain reach over 40 new customers.

Copper Mountain Marketing Organization

Marketing follows a traditional structure of Product Marketing, Product Management, and Corporate Communications. For each area, we employ specialists on our markets, our products, and support services such as public relations. The marketing organizations are generally responsible for the following:

1)	Product Marketing: Defines the environment into which we sell our products. This includes defining the industry, customer, and competitive landscape and direction, market research, sales tools and other outbound functions.

2)	Product Management: Defines, prioritizes and drives the development of the required features and functionalities into our products, product strategy, interoperability and other partnerships.

3)	Corporate Communications: Responsible for Public Relations, Copper Mountain’s Web site, trade shows, collateral and other production capabilities.

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

Research and Development

We believe that our future success depends on our ability to adapt to the rapidly changing telecommunications environment, to maintain our significant expertise in core technologies, and to continue meeting and anticipating our customers’ needs. On an ongoing basis we review and evaluate technological changes affecting the telecommunications market and invest substantially in applications-based research and development. In the future our new product development strategy may combine internal development efforts with acquisitions, joint ventures and licensing or marketing arrangements relating to new products and technologies to meet market demands.

Competition

The telecommunications equipment industry is highly competitive. We compete directly with Lucent Technologies, Inc., Alcatel S.A., and Advanced Fibre Communications, Inc., among others.

The principal competitive factors in our market include:

•	Incumbency and pre-existing relations with telecomm service providers;

•	Depth and breadth of product portfolio;

•	Key product features;

•	System reliability and performance;

•	Price and aggressive discounting;

•	Ease of installation and use;

•	Technical support and customer service; and

•	Size and stability of operations.

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

Employees

As of December 31, 2002 we employed 127 employees, including 33 in sales, marketing and customer support, 8 in manufacturing, 71 in engineering, and 15 in finance, human resources, information systems and administration. Four of our employees are located at our international offices. None of our employees is represented by collective bargaining agreements, and management considers relations with its employees to be good.

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

To date, Copper Mountain has sold the majority of its products to competitive local exchange carrier or CLEC customers. Many CLECs have experienced difficulties continuing to finance their businesses. As a result, these CLECs have been forced to scale back their operations, and some, including our historically two largest customers, Northpoint Communications, Inc. and Rhythms Netconnections, Inc., have filed for bankruptcy protection. Our business, financial condition and results of operations have been materially and adversely affected by these difficulties in the CLEC industry. We expect that our business will continue to suffer unless and until we are able to diversify our customer base to derive a substantially greater percentage of our revenues from other types of telecommunication service providers, such as ILECs, who are not experiencing the same level of financial difficulties.

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

If Copper Mountain Does Not Successfully Introduce and Commercialize the VantEdge Product, Our Business Will Be Materially Adversely Impacted

In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our sales and marketing strategy on targeting ILECs, IXCs, PTTs and IOCs as potential customers. The future success of our business will substantially depend on our ability to successfully sell our VantEdge product to such customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products. Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

Sales of our existing products and services, which were primarily aimed at the CLEC market, have been decreasing for six out of the last eight quarters. Such sales could continue to decrease, if they continue at all. As a result, our future success is substantially dependant upon our ability to successfully market and commercialize our new VantEdge product on a timely basis. We began development of the VantEdge product in 2000, and formally announced the product in 2001. We may not be able to finish the commercialization of the VantEdge product, for various reasons, including those set forth in these risk factors. Sales of the VantEdge product may not be sufficient to allow us to continue to operate our business. Our business will be materially adversely impacted if we do not successfully commercialize the VantEdge product.

Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed, and Without Additional Capital Copper Mountain May Not Be Able to Sustain Its Operations

We currently require approximately $6 to $8 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue through 2003. As a result, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the fourth quarter of 2002, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-K under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from the sales of our products have decreased in the last two years. It is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all. Also, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations significantly beyond the second quarter of 2004, we expect that we may have to further reduce our expenses and or raise additional funds. Moreover, we may require such financing sooner than anticipated. We anticipate that we may have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

Copper Mountain May Not Achieve Quarterly or Annual Profitability

Over the past two years Copper Mountain has experienced a significant decline in revenues. We expect to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty achieving profitability, given our current level of revenue. We cannot be certain that we will realize sufficient revenues in the future to achieve profitability on an annual or quarterly basis.

Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain’s Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain’s DSL Products

Copper Mountain sells its products predominantly to CLECs. Sales to our largest three customers accounted for approximately 52% of our net revenue for the year ended December 31, 2002. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC customers and, in particular:

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

We have excess facilities in Fremont, California; San Diego, California; and Palo Alto, California, some of which are subleased (See Note 8 to the notes to the financial statements). We are obligated to continue making payments on the leases associated with each of these excess facilities. Rent associated with these excess facilities has adversely effected our financial condition. If we are unable to sublease all of these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition.

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

A Number of Factors Could Cause Copper Mountain’s Operating Results to Fluctuate Significantly and Cause Its Stock Price to be Volatile

Copper Mountain’s quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

•	telecommunications and DSL market conditions and economic conditions generally;

•	the financial viability and telecommunications equipment capital expenditure activities of our major customers and prospective customers;

•	our ability to penetrate the ILEC, IXC, PTT and IOC markets;

•	our prospective customers’ confidence in our ability to remain financially viable and these customers’ willingness to purchase our products;

•	the loss of any one or more of our major customers or a significant reduction in orders from those customers;

•	fluctuations in demand for our products and services;

•	the timing and amount of, or cancellation or rescheduling of, orders for our products and services, particularly large orders from our key customers and our strategic distribution partners;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	new product introductions or announcements and price reductions of products offered by our competitors;

•	a decrease in the average selling prices of our products;

•	our ability to achieve cost reductions;

•	our ability to obtain sufficient supplies of sole or limited source components for our products;

•	changes in the prices of our components;

•	our ability to maintain production volumes and quality levels for our products;

•	the volume and mix of products sold and the mix of distribution channels through which they are sold;

•	increased competition, particularly from larger, better capitalized competitors; and

•	costs relating to possible acquisitions and integration of technologies or businesses.

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

We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources

On October 20, 2000, a Copper Mountain stockholder, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against us and two of our officers, alleging violations of the federal securities laws arising out of recent declines in our stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with two related derivative actions against us and our directors in Delaware and California Superior Court (the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action. We filed a motion to dismiss the consolidated complaint, which was heard on November 29, 2001. The Court has taken the motion to dismiss off calendar, due to the writ petition that was decided by the Ninth Circuit concerning the appointment of lead plaintiff.

In December 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s (collectively, the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, we have not been required to answer the complaint, and no discovery has been served on us. In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision until early 2003. On October 9, 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003.

On November 22, 2002, a derivative complaint alleging securities fraud against certain of our current and former officers and directors, was filed in Santa Clara Superior Court. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court. All parties have agreed to stay both matters pending resolution of the federal court securities action.

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

The Trustee of the Northpoint Communications Bankruptcy Estate has Alleged that Copper Mountain Is Required to Make Payments to the Estate, Which, If Made, Would Have a Substantial Negative Impact on Copper Mountain’s Business

On or about January 16, 2001, NorthPoint Communications, Inc., and related companies (collectively, “NorthPoint”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in the Northern District of California, San Francisco Division (the “Bankruptcy Cases”). NorthPoint was one of our customers. The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code on June 12, 2001. We timely filed a proof of claim against NorthPoint in an amount not less than U.S. $10,433,082.35 arising from, without limitation, prepetition unsecured claims under certain executory equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected. No action has been taken with regard to any allowance of or objection to our claims against NorthPoint. It is not clear at this time whether or to what extent our claims may be allowed, and whether or to what extent there may be assets available to provide any payments on account of any ultimately allowed claims. In April 2002 , the Company assigned the claim in the amount of $10.4 million to a third party in exchange for $1.4 million. The claim was assigned with recourse, which is based on whether the Company’s claims are allowed as a valid claim to the NorthPoint bankruptcy estate. The Company does not expect to make any future payments as a result of the recourse provisions of the assignment. Accordingly, the estimated fair value of the recourse liability associated with the claim is zero. The ultimate liability associated with the claim could exceed the amount of this estimate. The resulting gain of $1.4 million recognized on the sale of the claim is included in recovery of bad debt for the year ended December 31, 2002.

On or about November 18, 2002, we received a letter from counsel for the Trustee of NorthPoint’s Chapter 7 Bankruptcy Estate (“Trustee”). In the letter, Trustee’s counsel alleged that we had received $13,357,590 in preferential payments from NorthPoint, and that under the provisions of Bankruptcy Code sections 547 and 550 the Trustee was entitled to recover these amounts from us. We intend to vigorously defend our contention that no preference was received. To date, no action has been filed by the Trustee against us. However, we and the Trustee have agreed in writing to toll the statute of limitations until April 15, 2003 to give the parties time to determine whether there is any basis for settling the matter short of litigation. On or about February 27, 2003, the parties each executed a letter setting forth the basic terms of an agreed settlement of this matter, subject to bankruptcy court approval and certain other contingencies. Such settlement would include, among other things, a payment by Copper Mountain to the Trustee in the amount of $900,000, allowance of the Copper Mountain Claim in full in the amount of U.S. $10,433,082, and a mutual general release of all other claims.

No assurances can be made that we will be successful in our defense of such claim. If we are not successful in our defense of such claim, we could be forced to make a significant payment to the Trustee, and such payment could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in our defense, the dispute could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

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

Copper Mountain May Experience Difficulties in the Introduction of New Products That Could Result in Copper Mountain Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products

Copper Mountain intends to continue to invest in product and technology development. The development of new or enhanced products, including but not limited to the VantEdge line of products and other new or enhanced DSL concentrator products and broadband services concentrator products, is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, such as new broadband services concentrators and associated line cards, new DSL concentrators and line cards for different DSL variants. We may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in:

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

Because Substantially All of Copper Mountain’s Revenue is Derived From Sales of a Small Number of Products, Its Future Operating Results Will Be Dependent on Sales of These Products

Copper Mountain currently derives substantially all of its revenues from its product family of DSL solutions and expects that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products, including, but not limited to our broadband services concentrator. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers, Northpoint Communications, Inc and Rhythms Netconnections, Inc. and several other CLEC customers. Factors that could, in the future, affect sales of our current or new or enhanced products include:

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

Changes to Regulations Affecting the Telecommunications Industry Could Reduce Demand for Copper Mountain’s Products or Adversely Affect Its Results of Operations

Any changes to legal requirements relating to the telecommunications industry, including the adoption of new regulations by federal or state regulatory authorities under current laws or any legal challenges to existing laws or regulations relating to the telecommunications industry, could have a material adverse effect upon the market for Copper Mountain’s products. Our current and prospective customers’ demand for our products may decline significantly due to changes in federal or state regulations governing such customers’ operations. Moreover, our distributors or telecommunications service provider customers may require, or we may otherwise deem it necessary or advisable, that we modify our products to address actual or anticipated changes in the regulatory environment. Our inability to modify our products or address any regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

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

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	use a significant portion of our cash and cash equivalents as consideration in such an acquisition;

•	incur substantial debt; or

•	assume contingent liabilities.

Such actions by us could materially adversely affect our liquidity and capital resources, our results of operations and/or the price of our common stock. Acquisitions also entail numerous risks, including:

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

Copper Mountain’s Stock Price Has Been and May Continue to be Extremely Volatile

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	the rate at which we utilize our available capital resources, including but not limited to our cash and cash equivalents;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	announcements related to our major customers or potential future customers, including announcements related to their financial condition, plans for network or service deployments and equipment purchase plans and decisions;

•	additions or departures of key personnel;

•	announcements or loss of strategic relationships with third parties or telecommunications equipment providers by us or our competitors;

•	sales of common stock;

•	failure to continue to meet the minimum listing requirements of the NASDAQ stock market, which is a risk we could face; and

•	other events or factors, many of which are beyond our control.

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

Copper Mountain, in the past, has Presented Pro Forma Operating Results on a Periodic Basis. Our Investors Should Understand That Such Presentation Is Not Intended to Be a Presentation In Accordance With Generally Accepted Accounting Principles

Copper Mountain presented such financial information because we believe that many of our investors find this information to be useful in analyzing and interpreting our results from operations for a period. Such information is presented for information purposes only and is not intended to be a substitute for financial statements presented in accordance with generally accepted accounting principles. We believe that this information is presented in a manner that sufficiently describes the differences between the pro forma presentation and a presentation in accordance with generally accepted accounting principles. Our pro forma results are not a presentation in accordance with generally accepted accounting principles and are not presented in accordance with the standards applied to financial statements filed with the Securities and Exchange Commission. For more information regarding pro forma financial statements, refer to the “Investor Alert” issued by the Securities and Exchange Commission (Release 2001-144, issued December 4, 2001). For more information on how Copper Mountain’s pro forma financial results are different from its financial results presented in accordance with generally accepted accounting principles, please refer to the footnotes accompanying such pro forma financial statements.

Substantial Future Sales of Copper Mountain’s Common Stock in Private Placements or in the Public Market Could Cause Its Stock Price to Fall

Sales of a large number of shares of Copper Mountain’s common stock in private placements or in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. As of December 31, 2002, we had approximately 5.9 million shares of common stock outstanding. We have filed five registration statements on Form S-8 with the Securities and Exchange Commission covering the 2.5 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of December 31, 2002, approximately 0.4 million shares are currently subject to exercisable options and 0.3 million shares of restricted stock are scheduled to vest during 2003. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 2.    Properties

We lease one facility in Palo Alto, California for research and development, administrative, sales and marketing purposes representing approximately 22,000 square feet of space, of which approximately 10,000 square feet is currently subleased. The lease for this facility expires in July 2007. We lease one facility in San Diego, California, which is used for integration and testing, engineering, customer support and administration representing approximately 126,000 square feet of space, of which approximately 60,000 square feet is currently sub-leased or is a candidate for being sub-leased. The lease pertaining to approximately 66,000 square feet of the leased space in the San Diego facility expires in May 2005, and the lease on the remaining San Diego space will expire in June 2006. We lease one facility in Fremont, California, which is currently unoccupied, representing approximately 21,195 square feet of space. The lease for this facility expires in February 2005. The majority of our sub-leased space has been sub-leased at rental rates below our contractual lease commitment. The duration and collectablility of these sub-leased payments is not guaranteed. The Company believes that its facilities currently are adequate to meet its requirements.

Item 3.    Legal Proceedings

IPO Litigation.    In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s (collectively, the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company. In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision until early 2003. On October 9, 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. The Company believes that this litigation is without merit and intends to defend against it vigorously.

Copper Mountain Securities Litigation, ND Cal. (and related actions).    On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with two related derivative actions against the Company and its directors in Delaware and California Superior Court (the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action identified as Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the consolidated complaint, which was heard on November 29, 2001. The Court has taken the motion to dismiss off calendar, due to the writ petition that was decided by the Ninth Circuit concerning the appointment of lead plaintiff. The Complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted.

NorthPoint Communications et al.    On or about January 16, 2001, NorthPoint Communications, Inc., and related companies (collectively, “NorthPoint”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in the Northern District of California, San Francisco Division (the “Bankruptcy Cases”). NorthPoint was a customer of the Company. The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code on June 12, 2001. The Company timely filed a proof of claim against NorthPoint in an amount not less than U.S. $10,433,082 arising from, without limitation, prepetition unsecured claims under certain executory equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected. No action has been taken with regard to any allowance of or objection to the Company’s claims against NorthPoint. It is not clear at this time whether or to what extent the Company’s claims may be allowed, and whether or to what extent there may be assets available to provide any payments on account of any ultimately allowed claims. In April 2002 , the Company assigned the claim in the amount of $10.4 million to a third party in exchange for $1.4 million. The claim was assigned with recourse, which is based on whether the Company’s claims are allowed as a valid claim to the NorthPoint bankruptcy estate. The Company does not expect to make any future payments as a result of the recourse provisions of the assignment. Accordingly, the estimated fair value of the recourse liability associated with the claim is zero. The ultimate liability associated with the claim could exceed the amount of this estimate. The resulting gain of $1.4 million recognized on the sale of the claim is included in recovery of bad debt for the year ended December 31, 2002.

On or about November 18, 2002, the Company received a letter from counsel for the Trustee of NorthPoint’s Chapter 7 Bankruptcy Estate (“Trustee”). In the letter, Trustee’s counsel alleged that the Company had received $13,357,590 in preferential payments from NorthPoint, and that under the provisions of Bankruptcy Code sections 547 and 550 the Trustee was entitled to recover these amounts from the Company. The Company intends to vigorously defend its contention that no preference was received. To date, no action has been filed by the Trustee against the Company. However, the Company and the Trustee have, through counsel, agreed in writing to toll the statute of limitations until April 15, 2003 to give the parties time to determine whether there is any basis for settling the matter short of litigation. On or about February 27, 2003, the parties each executed a letter setting forth the basic terms of an agreed settlement of this matter, subject to bankruptcy court approval and certain other contingencies. Such settlement would include, among other things, a payment by Copper Mountain to the Trustee in the amount of $900,000, allowance of the Copper Mountain Claim in full in the amount of U.S. $10,433,082, and a mutual general release of all other claims.

Aaron v. Gilbert, et. al.    On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. All parties have agreed to stay both the Aaron matter and the Czajowski matter pending resolution of the federal court securities action.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The Common Stock of the Company is traded on the Nasdaq National Market under the symbol “CMTN.” The Common Stock was initially offered to the public on May 13, 1999 at $105.00 per share. The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market of the Company’s Common Stock for the periods indicated, as reported by Nasdaq. All per share prices have been adjusted for a 2 for 1 stock dividend, which was effective December 10, 1999 and a 1 for 10 reverse stock split, which was effective July 17, 2002. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal 2001
First Quarter	$86.25	$25.10
Second Quarter	54.50	20.70
Third Quarter	36.60	8.00
Fourth Quarter	22.50	7.20

Fiscal 2002
First Quarter	$21.40	$8.60
Second Quarter	9.90	6.70
Third Quarter	8.00	2.25
Fourth Quarter	4.30	2.72

To date, the Company has neither declared nor paid any dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of January 31, 2003, there were 865 holders of record of the Common Stock.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2002, regarding the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future grant under equity compensation plans

Equity compensation plans approved by security holders (1)	751,957	$11.66	622,382
Equity compensation plans not approved by security holders	51,369	3.91	6,306

Total	803,326	$11.16	628,688

The material features of the Company’s Nonstatutory Stock Option Plan, which has not been approved by the Company’s stockholders, are described in Note 7 to the Company’s financial statements for the year ended December 31, 2002.

(1)	Includes the OnPREM 1998 Stock Option Plan, which the Company assumed in February 2000 in connection with the Company’s acquisition of OnPREM Networks Corporation. As of December 31, 2002, there were 417 shares to be issued upon exercise of outstanding options under this plan, with an exercise price of $ 2.48.

Item 6.    Selected Financial Data

In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements, for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. When you read this selected historical financial data, it is important that you read the historical financial statements and related notes as well as the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. Amounts below are in thousands, except per share data.

	Year Ended December 31,
	2002		2001	2000	1999	1998
Statement of Operations Data:
Net revenue	$12,941		$22,425	$281,576	$112,723	$21,821
Cost of revenue	(5,411	)(1)	65,285 (2)	165,128 (3)	53,002	12,400

Gross margin	18,352		(42,860)	116,448	59,721	9,421
Operating expenses:
Research and development	21,829		37,733	37,494	15,523	7,225
Sales and marketing	6,994		16,586	34,868	16,158	5,363
General and administration	5,284		15,664	21,823	5,998	3,428
Amortization of purchased intangibles	—		5,326	17,753	—	—
Amortization of deferred stock Compensation	4,320		4,934	3,664	5,431	3,929
Restructuring costs	1,361		20,382	—	—	—
Write-off of purchased intangibles	—		40,833	—	—	—
Write-off of in-process research and development	—		—	6,300	—	—

Total operating expenses	39,788		141,458	121,902	43,110	19,945

Income (loss) from operations	(21,436)		(184,318)	(5,454)	16,611	(10,524)
Interest and other income	2,145		4,141	9,618	4,385	406
Interest expense	(581)		(878)	(611)	(289)	(213)

Income (loss) before income taxes	(19,872)		(181,055)	3,553	20,707	(10,331)
Provision for income taxes	—		—	1,860	8,490	—

Net income (loss)	$(19,872)		$(181,055)	$1,693	$12,217	$(10,331)

Basic net income (loss) per share (4)	$(3.68)		$(34.14)	$0.33	$3.90	$(38.75)

Diluted net income (loss) per share (4)	$(3.68)		$(34.14)	$0.29	$2.34	$(38.75)

Shares used in basic per share calculations (4)	5,407		5,304	5,058	3,129	267

Shares used in diluted per share calculations (4)	5,407		5,304	5,822	5,228	267

(1)	Includes a reversal of charges totaling $14.9 million during the year related to the reduction in inventory purchase commitments, and the sale of inventory that had been written down by $4.4 million.
(2)	Includes charges totaling $53.5 million during the year related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements.
(3)	Includes charges totaling $41.9 million during the year related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements.
(4)	See Note 1 of the Notes to Financial Statements for a description of the computation of basic and diluted net income (loss) per share and the number of shares used to compute basic and diluted net income (loss) per share.

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$40,509	$72,825	$162,616	$117,169	$18,529
Working capital	31,419	43,681	143,387	132,187	24,326
Total assets	50,609	96,469	304,885	165,775	36,209
Long-term debt and capital lease obligation, less current portion	168	3,534	6,654	4,044	1,965
Total stockholders’ equity	34,507	50,185	224,826	143,321	26,843

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Copper Mountain’s current operating activities include developing, building and testing the VantEdge product line and establishing relationships with its target customers. In the future, we expect that revenue growth, if any, will be substantially dependent on sales of the VantEdge product. The VantEdge product is generally available for sale; however, we have yet to generate material revenues from the sale of the VantEdge product line.

Currently, our revenue is generated primarily from sales of and service on our CopperEdge 200 DSL concentrators, or CE200, and the related wide area network (WAN) modules and line modules. Additionally, we license network management software which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. Revenues generated from the CE 200 product line has declined on an annual basis over the past two years.

For the year ended December 31, 2002, sales to our three largest customers accounted for approximately 52% of our revenue, of which sales to Versatel, MPower, and AT&T accounted for approximately 27%, 16% and 10% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers buying patterns have become unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow- on line cards for systems shipped in prior periods. As of December 31, 2002, we had a substantial amount of fully reserved finished goods and component inventory for the CE200 Product line. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below its original cost. In the future, we could utilize fully reserved components to complete product, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units and our ability to sustain pricing at current levels which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue during the periods presented consists of payments to our contract manufacturers which in 2002 was principally with Plexus Corporation. We selected our manufacturing partner with the goal of ensuring a reliable supply of high quality finished products and of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

During the years ended December 31, 2002, 2001, and 2000 we recorded (credits)/charges to cost of revenue for inventory on hand and on order totaling ($14.9) million, $53.5 million, and $41.9 million respectively. The $14.9 million credit taken in 2002 was related to a reduction in adverse purchase commitments taken in prior periods. The amounts of the charges were determined based on estimates of the amounts we were committed to purchase and the anticipated demand for our products at the time the charges were taken. Actual results could differ from our estimates. Our customers buying patterns have become unpredictable. Accordingly, actual demand for our products could be materially less or more than our estimates. The ultimate amount of inventory purchase commitments and ultimate amount of excess inventory cost incurred could differ materially from our estimates as a result of these uncertainties.

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

During the year ended December 31, 2001, we recorded a net charge of $1.9 million in bad debt expense related to an investment in a sales-type lease. This charge was estimated based on an updated credit assessment of the lessee. During the year ended December 31, 2002, we received approximately $2.8 million in lease payments under this sales-type lease and recorded those payments as a reduction of bad debt expense, which have been included in general and administrative expenses.

Prior to the year ended December 31, 2000, amortization of deferred stock compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the fair values per share for financial reporting purposes of our common stock at dates of grant. During the year ended December 31, 2000, additional deferred compensation was recorded as part of the purchase price of OnPREM Networks Corporation. During the second quarter of 2001, additional deferred compensation was recorded in conjunction with our stock option exchange program (see Note 7 of the Notes to Financial Statements). During the third and fourth quarter of 2001, additional deferred compensation was recorded in conjunction with a grant of restricted stock to employees. During the third quarter of 2002, additional deferred compensation was recorded in conjunction with a stock option re-pricing program. The intrinsic value of the options to purchase common stock granted under the Exchange Program will be re-measured at the end of each period for the life of the option. We expect that the total amount of compensation expense that will be recognized under the Exchange Program and the re-pricing program could vary from period to period and the ultimate amount of compensation expense that will be recognized is not currently determinable. The deferred compensation is being amortized to expense in accordance with FASB Interpretations No. 28 and No. 44 over the vesting period of the individual options. We recorded total deferred stock compensation of $26.8 million from inception to December 31, 2002 and amortized $26.2 million from inception to December 31, 2002 During 2001, the Company granted 510,000 shares of restricted common stock to certain employees. During 2002, the Company granted 25,000 shares of restricted common stock to certain employees. The related net compensation expense of approximately $9.0 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of approximately two years. The Company recognized compensation expense of $3.6 million and $3.5 million related to this grant of restricted common stock for the year ended December 31, 2002 and 2001. As of December 31, 2002 approximately 107,000 restricted shares had vested and approximately 113,000 of the restricted shares had been cancelled. As of December 31, 2002 approximately 315,000 shares of restricted stock remain outstanding and unvested. Approximately 265,000, shares of the remaining restricted stock outstanding vests in August of 2003. Approximately 43,000, and 7,000 shares of the restricted shares remaining outstanding vest quarterly and monthly, respectively. The shares are restricted as to sale or transfer until vesting, Deferred stock compensation and amortization of deferred stock compensation could materially increase or decrease in future periods depending on changes in the Company’s stock price and other factors.

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

On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2002. As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001. These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in all areas of the Company. As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions. Substantially all reductions occurred prior to September 30, 2001.

As a part of these plans, the carrying values of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the year ended December 31, 2001, the Company recorded losses from impairment of assets of $9.2 million, which were recorded as restructuring costs. The cost of these losses was previously estimated to be $10.9 million. This estimate was reduced by the utilization of assets, primarily laboratory equipment, previously estimated to be held for disposition. Substantially all of the impaired assets are being held for disposition and will not continue to be depreciated. Depreciation expense for the year ended December 31, 2001 was reduced by $1.9 million as a result of this charge. The depreciation expense will be reduced by $2.7 million, $2.4 million, $1.8 million and

$0.4 million for the years ending December 31, 2002, 2003, 2004 and 2005, respectively, as a result of this charge.

Also as part of these plans, the Company elected to consolidate its operations and attempt to sublease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the year ended December 31, 2001, the Company recorded estimated excess lease costs of $7.6 million which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The excess lease costs were previously estimated to be $5.9 million. The increase in this estimate is attributable to an increase in the estimated holding periods for the remaining leases and decreased estimated sublease receipts based on continuing deterioration in the market for comparable rental office space. The rates and terms of the actual sub-leases may differ materially from these estimates. Future cash outlays related to these plans are expected to be completed in 2007.

On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2002. As a result of the adoption of this plan, the Company recorded charges of approximately $1.4 million during the three and nine months ended September 30, 2002. These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including engineering, operations, research and development, marketing, sales and administrative areas. As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Reserve Balance at December 31, 2000	Charge	Activity	Reserve Balance at December 31, 2001
Impairment of assets	Non-cash	$—	$9,200	$(9,087)	$113
Excess lease costs	Cash	—	7,586	(1,132)	6,454
Elimination of job responsibilities	Cash	—	3,596	(2,961)	635

		$—	$20,382	$(13,180)	$7,202

	Cash/ Non-cash	Reserve Balance at December 31, 2001	Charge	Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$113	$100	$(213)	$—
Excess lease costs	Cash	6,454	978	(1,865)	5,567
Elimination of job responsibilities	Cash	635	283	(843)	75

		$7,202	$1,361	$(2,921)	$5,642

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include estimated restructuring costs, excess inventory and adverse purchase commitments, provisions for returns, bad debts, warranty costs, and the ultimate realizability of investments and the ultimate outcome of litigation. Actual results could differ from those estimates.

We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

As discussed under “Warranty Reserves” in Note 1 of the notes to the financial statements, the Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements.

As discussed under “Inventory” in Note 1 of the notes to the financial statements, inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. The Company estimates the market value of its inventory based upon anticipated future demand for its products.

As discussed under “Revenue Recognition” in Note 1 of the notes to the financial statements revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured. Sales returns are estimated based on historical experience and management’s expectations and are recorded at the time product revenue is recognized. In addition, the Company leases equipment to customers under non-cancelable sales-type leases with terms of generally three to four years. Annual service and support arrangements can be purchased by customers for products no longer under warranty and are generally billed quarterly. Revenue from service and support arrangements is recognized ratably as services are performed. The Company may extend limited stock rotation, product return and price protection rights to certain distributors and resellers.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	(41.8)	291.1	58.6

Gross margin	141.8	(191.1)	41.4
Operating expenses:
Research and development	168.7	168.3	13.3
Sales and marketing	54.0	74.0	12.4
General and administration	40.9	69.8	7.8
Amortization of purchased intangibles	—	23.7	6.3
Amortization of deferred stock compensation	33.4	22.0	1.3
Restructuring costs	10.5	90.9	—
Write-off of purchased intangibles	—	182.1	—
Write-off of in-process research and development	—	—	2.2

Total operating expenses	307.5	630.8	43.3

Income (loss) from operations	(165.7)	(821.9)	(1.9)
Interest and other income	16.6	18.4	3.4
Interest expense	(4.5)	(3.9)	(.2)

Income (loss) before income taxes	(153.6)	(807.4)	1.3
Provision for income taxes	—	—	0.7

Net income (loss)	(153.6)%	(807.4)%	0.6%

Years Ended December 31, 2001 and 2002

Net Revenue.    Our revenue decreased from $22.4 million in 2001 to $12.9 million in 2002. This decrease was due to significantly fewer sales of our CE200 products. Sales to our three largest customers for the year ended December 31, 2001, MPower, Versatel, and Rhythms Netconnections, decreased from $5.2 million, $4.0 million, and $2.2 million, respectively, to $2.0 million, $3.4 million, and zero, respectively, for the year ended December 31, 2002. During 2001, Rhythms Netconnections filed petitions for Chapter 11 protection with the U.S. Bankruptcy Court. There are no expected future sales to Rhythms Netconnections. Sales to our three largest customers for the year ended December 31, 2002, Versatel, MPower Communications, and AT&T, were $3.4 million, $2.0 million and $1.3 million, respectively. Our customers’ buying patterns have become unpredictable. Future sales, if any, to the other significant customers mentioned above may be substantially less than historical sales. Our future sales will be substantially dependent upon our ability to successfully commercialize and sell our VantEdge product.

Gross Margin.    Our gross margin increased from $(42.9) million or (191.1)% in 2001 to $18.4 million or 141.8% in 2002. The increase in gross margin, relative to the prior year, occurred primarily due to $53.5 million in charges taken during the year ended December 31, 2001 to reduce certain inventory to its estimated net realizable value. In addition, we recognized a one-time gain of $14.9 million in 2002 related to a reduction in purchase commitments previously charged to cost of revenue and the sale of inventory in 2002 that had previously been written down by $4.4 million.

Research and Development.    Our research and development expenses decreased from $37.7 million in 2001 to $21.8 million in 2002. This decrease was primarily the result of lower compensation costs as a result of lower headcount, and lower spending on prototype equipment, employee recruiting and travel costs. Research and development expenses as a percentage of net revenue was flat at approximately 168%. We intend to continue to invest in research and development programs in future periods for the primary purpose of developing new products and enhancing our existing products.

Sales and Marketing.    Our sales and marketing expenses decreased from $16.6 million in 2001 to $7.0 million in 2002. This decrease was primarily the result of a decrease in personnel expenses for sales and marketing staff, decreased promotional and product marketing expenses, decreased sales commissions associated with lower net revenue, decreased expenses related to customer support and decreased travel costs. The decrease in sales and marketing expense as a percentage of net revenue from 74.0% in 2001 to 54.0% in 2002 was the result of a decrease in cost as noted above which was partially offset by the decrease in our net revenue during 2002.

General and Administrative.    Our general and administrative expenses decreased from $15.7 million in 2001 to $5.3 million in 2002. This decrease was primarily the result of a decrease in bad debt expense, decreased staffing for finance, management information systems, and human resources, and reductions in recruiting and facility related expenses. Included in general and administrative expenses for the year ended December 31, 2002, is a credit related to the recovery of bad debt in the amount of $4.4 million, which is partially offset by a $0.9 million charge related to the preliminary settlement of the Northpoint preference payment matter (see Note 10 to the Notes to the Financial Statements). General and administrative expenses as a percentage of net revenue decreased from 69.8% in 2001 to 40.9% in 2002. This increase as a percentage of sales was primarily the result of the items mentioned above.

Amortization of Purchased Intangibles.    Amortization of purchased intangibles decreased from $5.3 million in 2001 to zero in 2002. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $71.6 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development in 2000 for projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The remaining purchased intangibles were being amortized over a three-year period from the date of the acquisition. During the second quarter of 2001, we calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected financial results included changes in our strategic focus in the marketplace and an overall decline in the telecommunications equipment market. In connection with these plans, the OnPREM product line was discontinued.

Interest and Other Income.    Interest and other income decreased from $4.1 million in 2001 to $2.1 million in 2002. This decrease reflects a decrease in interest income generated from lower average cash balances and investments in marketable securities in 2002 and decreased average yields on such investments.

Income Taxes.    Our effective income tax rate was zero for 2001 and 2002.

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

Amortization of Purchased Intangibles.    Amortization of purchased intangibles decreased from $17.8 million in 2000 to $5.3 million in 2001. We purchased OnPREM Networks Corporation on February 29, 2000 for approximately $73.8 million. As a result of the purchase we recorded purchased intangibles of approximately $71.6 million. Immediately following the purchase we wrote-off $6.3 million of in-process research and development in 2000 for projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The remaining purchased intangibles were being amortized over a three-year period from the date of the acquisition. During the second quarter of 2001, we calculated the present value of expected future cash flows to determine the fair value of the assets. This evaluation resulted in a write-off of $40.8 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected financial results included changes in our strategic focus in the marketplace and an overall decline in the telecommunications equipment market. In connection with these plans, the OnPREM product line was discontinued.

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

Liquidity and Capital Resources

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses, net operating cash outflows and capital expenditures to continue if we are unable to increase sales. On March 7, 2001, August 2, 2001, and July 11, 2002, we announced that we had adopted business plans to re-size our business to reflect current and expected business conditions. We cannot assure you that we will be able to decrease our operating expenses significantly below current levels and still remain viable and competitive. If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.

At December 31, 2002, we had cash and cash equivalents of $26.0 million and short-term marketable investments of $14.5 million.

We currently require approximately $6 million to $8 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2003. Based on our current estimates, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least the next eighteen months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in the fourth quarter of 2002, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses related to litigation including any adverse determination in any of the litigation described elsewhere in this Form 10-K under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in the last two years. In the future, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Finally, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

In order to fund our operations beyond the second quarter of 2004, we expect that we will have to raise additional funds. We anticipate that we will have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations.

Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. In addition, our inability to obtain cash may:

•	impair our ability to successfully introduce, commercialize and generate revenues from our VantEdge product;

•	damage our customers’ perceptions of us and our management team;

•	inhibit our ability to sell our products to a customer base which values financial strength and stability; and

•	decrease our stock price.

Cash provided by or (used in) operating activities for the years ended December 31, 2002, 2001 and 2000 was $(28.5) million, $(86.8) million, and $57.2 million, respectively. The decrease in cash used by operating activities for the year ended December 31, 2002 compared to the prior year was primarily the result of a decrease in restructuring costs, inventory charges, selling and marketing expenses, general and administrative expenses, which was partially offset by a decrease in sales and gross margin. The decrease in cash provided by operating activities for the year ended December 31, 2001 compared to the prior year was primarily the result of a decrease in our net revenue and an increase in restructuring costs, partially offset by decreases in selling and marketing expenses and general and administrative expenses.

Cash provided by or (used in) investing activities for the years ended December 31, 2002, 2001 and 2000 was $30.8 million, $49.6 million, and $(22.3) million, respectively. The decrease in cash provided by investing activities for the year ended December 31, 2002 compared to the prior period was the result of decreased net maturities of marketable investments, offset by a decrease in purchases of computers and other equipment. The increase in cash provided by investing activities for the year ended December 31, 2001 compared to the prior period was the result of decreased net purchases of marketable investments, partially offset by a decrease in the purchase of computers and other equipment.

Cash provided by or (used in) financing activities for the years ended December 31, 2002, 2001, and 2000 was $(2.9) million, $(2.0) million, and $5.5 million, respectively. The increase in cash used in financing activities for the year ended December 31, 2002 compared to the prior year was primarily due to a decrease in proceeds from the sale of common stock. The increase in cash used in financing activities for the year ended December 31, 2001 compared to the prior year was primarily due to a decrease in proceeds from the sale of common stock and an increase in payments made on capital lease obligations

Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and marketing efforts. We expect to continue to expend amounts on property and equipment related to facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations.

Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

•	demand for our products and services is less than or more than expected;

•	our obligation to purchase certain finished product and raw materials in excess of anticipated requirements is less than or more than expected;

•	our plans or projections change or prove to be inaccurate;

•	we make acquisitions;

•	we accelerate or delay development or availability of new products (including but not limited to our VantEdge Broadband Service Concentrator) or otherwise alter the schedule or targets of our business plan implementation; or

•	there is an adverse or favorable determination in any litigation to which we are a party.

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

Commitments and Contingencies

As discussed under “Commitments” in Note 8 of the notes to the financial statements the Company is a party to several operating and capital leases as well as a Bank loan. Future minimum payments under these commitments consist of the following at December 31, 2002 (in thousands):

	Operating Leases	Capital Leases	Bank Loans
Year ending December 31,
2003	$5,242	$2,827	$709
2004	5,422	173	—
2005	3,578	—	—
2006	2,046	—	—
2007	892	—	—

Total payments	$17,180	$3,000	$709

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, is expected to have a material adverse effect on our financial position, results of operations, cash flows or our ability to conduct business.

Summarized Quarterly Data (Unaudited)

The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2002. We believe this information reflects all adjustments (consisting only of normal recurring adjustments, except as noted in the footnotes below) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (in thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
2002
Net revenues	$3,014		$2,441		$3,313		$4,172
Gross margin	960		15,483	(3)	696		1,214
Income (loss) from operations	(12,015	)(1)	5,567	(4)	(8,201	)(5)	(6,788	)(6)
Net Income (loss)	(10,748	)(2)	5,688		(8,137)		(6,676)
Basic net income (loss) per share (13)	(2.01)		1.06		(1.50)		(1.21)
Diluted net Income (loss) per share (13)	(2.01)		1.00		(1.50)		(1.21)

2001
Net revenues	$8,161		$6,054		$5,112		$3,098
Gross margin	(31,367	)(7)	(14,128	)(9)	1,643		991
Loss from operations	(68,103	)(8)	(74,678	)(10)	(29,115	)(11)	(12,422	)(12)
Net loss	(66,896)		(73,817)		(28,326)		(12,017)
Basic net loss per share (13)	(12.72)		(13.94)		(5.32)		(2.26)
Diluted net loss per share (13)	(12.72)		(13.94)		(5.32)		(2.26)

(1)	Includes a credit for a $0.7 million related to the recovery of bad debt expense.

(2)	Includes a credit for a $1.0 million recovery of a charge related to an investment in commercial paper.
(3)	Includes a one-time gain of $14.9 million related to the settlement of various vendor disputes.
(4)	Includes a credit for $2.3 million related to the recovery of bad debt expense.
(5)	Includes a $1.4 million restructuring charge and a credit of $0.7 million related to the recovery of bad debt expense.
(6)	Includes a $0.9 million charge related to the preliminary settlement of the Northpoint preference payment matter, which is offset by a credit for $0.7 million related to the recovery of bad debt expense
(7)	Includes a $35 million charge for estimated inventory on hand and on order in excess of anticipated requirements.
(8)	Includes a $4.4 million restructuring charge, a $0.6 million dollar charge related to the write-down of an investment in commercial paper, and a $2.6 million charge related to the recovery of bad debt expense.
(9)	Includes a $16.0 million charge related to excess inventory on hand and on order.
(10)	Includes a $40.8 million charge to write-off purchased intangibles and a $0.4 million dollar charge related to the write-down of an investment in commercial paper.
(11)	Includes a $16.0 million restructuring charge.
(12)	Includes a credit for a $0.7 million related to the recovery of bad debt expense.
(13)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. Net income (loss) per share data for all periods presented has been adjusted to reflect the two-for-one stock dividend that was effective December 10, 1999 and a 1 for 10 reverse stock split that was effective July 17, 2002. See Note 1 of Notes to the Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our long-term debt arrangements and our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2002.

Item 8.    Financial Statements

The Company’s financial statements at December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and the Report of Deloitte and Touche LLP and Ernst & Young LLP, Independent Auditors, are included in this Report on pages F-1 through F-27.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item will be set forth under the captions “Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

Item 14.    Controls and Procedures

The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report (the “Evaluation Date”). Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in the Company’s internal controls since the Evaluation Date. The Company is not aware of any significant change in any other factors that could significantly affect its internal controls subsequent to the Evaluation Date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page Number
(a)	Documents filed as part of the report:
	(1)	Report of Deloitte & Touche LLP, Independent Auditors	F-1
		Report of Ernst & Young LLP, Independent Auditors	F-2
		Balance Sheets at December 31, 2001 and 2000	F-3
		Statements of Operations for 2001, 2000 and 1999	F-4
		Statements of Stockholders’ Equity for 2001, 2000 and 1999	F-5
		Statements of Cash Flows for 2001, 2000 and 1999	F-6
		Notes to Financial Statements	F-7

	(2)	Schedule II Valuation and Qualifying Accounts	II-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	(3)	Exhibits

Exhibit Number	Description of Document
3.1	Bylaws of the Company.(1)
3.2	Amended and Restated Certificate of Incorporation of the Company.(1) (4)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.(1)
10.1	Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”).(4)
10.2	Form of Stock Option Agreement pursuant to the 1996 Plan.(1)
10.3	1999 Employee Stock Purchase Plan and related offering documents.(1)
10.4	Employment Agreement between the Company and Richard Gilbert, dated March 22, 1998.(1)
10.5	Loan and Security Agreement between the Company and Silicon Valley Bank, dated August 14, 1998.(1)
10.6	Warrant Agreement between the Company and MMC/GATX Partnership No. 1, dated October 4, 1996.(1)
10.7	1999 Non-Employee Directors’ Stock Option Plan.(1)
10.8	Form of Nonqualified Stock Option for use with 1999 Non-Employee Directors’ Stock Option Plan.(1)
10.9	Form of Indemnification Agreement(1)
†10.10	Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated April 8, 1999.(1)
†10.11	Standard Full Service Gross Office Lease among the Company, Pacific Sorrento Mesa Holdings, L.P., and Pacific Stonecrest Holdings, L.P., dated March 31, 1999.(1)
†10.12	Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated July 21, 1999. (2)
10.13	OnPREM Networks Corporation 1998 Stock Option Plan (3).
10.14	Form of Stock Option Agreement pursuant to the OnPREM Networks Corporation 1998 Stock Option Plan. (3)
10.15	2000 Nonstatutory Stock Option Plan.(5)
10.16	Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(5)

Exhibit Number	Description of Document
23.1	Consent of Deloitte & Touche LLP, Independent Auditors. *
23.2	Consent of Ernst & Young LLP. *
24.1	Power of Attorney. Reference is made to page 53.
99.1	Officers’ Certification. *

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “Commission”) on March 1, 1999 (File No. 333-73153), as amended by Amendment No. 1 filed with the Commission on April 13, 1999, Amendment No. 2 filed with the Commission on April 26, 1999, and Amendment No. 3 filed with the Commission on May 11, 1999.
(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(4)	Filed as an exhibit to the Registrant’s Notice of Annual Meeting and Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission on April 10, 2000.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 7, 2000 (File No. 333-38798).
*	Filed Herewith
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)    The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 4, 2003

COPPER MOUNTAIN NETWORKS, INC.

By:	/s/ RICHARD S. GILBERT
Richard S. Gilbert Chief Executive Officer and Chairman of the Board

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

Signature	Title	Date

/s/ RICHARD S. GILBERT Richard S. Gilbert	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 4, 2003

/s/ MICHAEL O. STAIGER Michael O. Staiger	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 4, 2003

/s/ TENCH COXE Tench Coxe	Director	March 4, 2003

/s/ ROGER EVANS Roger Evans	Director	March 4, 2003

/s/ JOSEPH D. MARKEE Joseph D. Markee	Director	March 4, 2003

/s/ RAYMOND V. THOMAS Raymond V. Thomas	Director	March 4, 2003

/s/ JOSEPH R. ZELL Joseph R. Zell	Director	March 4, 2003

I, Richard S. Gilbert, certify that:

1.	I have reviewed this annual report on Form 10-K of Copper Mountain Networks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	By:	/s/ RICHARD S. GILBERT
Richard S. Gilbert Chairman and Chief Executive Officer

I, Michael O. Staiger, certify that:

1.	I have reviewed this annual report on Form 10-K of Copper Mountain Networks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	By:	/s/ MICHAEL O. STAIGER
Michael O. Staiger Executive Vice President, Chief Financial Officer and Secretary

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Copper Mountain Networks, Inc:

We have audited the accompanying balance sheet of Copper Mountain Networks, Inc. (the “Company”) as of December 31, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the information pertaining to the year ended December 31, 2002 included in the financial statement schedule listed on Schedule II (II-1). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Company as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information in such financial statement schedule pertaining to the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Diego, California

February 7, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Copper Mountain Networks, Inc.

We have audited the accompanying balance sheet of Copper Mountain Networks, Inc. as of December 31, 2001 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Mountain Networks, Inc. at December 31, 2001 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California

February 1, 2002

COPPER MOUNTAIN NETWORKS, INC.

BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,993	$26,623
Short-term marketable investments	14,516	46,202
Accounts receivable, net	1,001	1,574
Inventory	1,054	7,502
Other current assets	1,438	393

Total current assets	44,002	82,294
Property and equipment, net	5,983	12,251
Other assets	624	1,924

Total assets	$50,609	$96,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$998	$17,661
Adverse purchase commitments	—	8,083
Accrued restructuring costs	2,600	3,205
Accrued liabilities	5,619	6,544
Current portion of obligations under capital leases and equipment note payable	3,366	3,120

Total current liabilities	12,583	38,613
Obligations under capital leases and equipment Note payable, less current portion	168	3,534
Accrued restructuring costs	3,042	3,884
Other accrued liabilities	309	253
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized none issued and outstanding	—	—
Common stock, $.001 par value, 200,000 shares authorized, 5,852 and 5,835 shares issued and outstanding at December 31, 2002 and 2001, respectively	6	6
Additional paid in capital	245,667	246,178
Deferred compensation	(621)	(5,666)
Accumulated deficit	(210,545)	(190,673)
Other comprehensive income	—	340

Total stockholders’ equity	34,507	50,185

Total liabilities and stockholders’ equity	$50,609	$96,469

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net revenue	$12,941	$22,425	$281,576
Cost of revenue	(5,411)	65,285	165,128

Gross margin	18,352	(42,860)	116,448
Operating expenses:
Research and development	21,829	37,733	37,494
Sales and marketing	6,994	16,586	34,868
General and administrative	5,284	15,664	21,823
Amortization of purchased intangibles	—	5,326	17,753
Amortization of deferred stock compensation *	4,320	4,934	3,664
Restructuring costs	1,361	20,382	—
Write-off of purchased intangibles	—	40,833	—
Write-off of in-process research and development	—	—	6,300

Total operating expenses	39,788	141,458	121,902

Loss from operations	(21,436)	(184,318)	(5,454)
Other income (expense):
Interest and other income	2,145	4,141	9,618
Interest expense	(581)	(878)	(611)

Income (loss) before income taxes	(19,872)	(181,055)	3,553
Provision for income taxes	—	—	1,860

Net income (loss)	$(19,872)	$(181,055)	$1,693

Basic net income (loss) per share	$(3.68)	$(34.14)	$0.33

Diluted net income (loss) per share	$(3.68)	$(34.14)	$0.29

Basic common equivalent shares	5,407	5,304	5,058

Diluted common equivalent shares	5,407	5,304	5,822

*	The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$380	$237	$163
Research and development	881	1,388	1,284
Sales and marketing	520	796	611
General and administrative	2,539	2,513	1,606

Total	$4,320	$4,934	$3,664

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(in thousands)
Balance at January 1, 2000	4,766	$5	$159,192	$(4,565)	$(11,311)	$—	$143,321
Common stock issued for acquisition of OnPREM	114	—	70,159	—	—	—	70,159
Deferred compensation related to the acquisition of OnPREM	—	—	—	(1,382)	—	—	(1,382)
Amortization related to deferred stock Compensation	—	—	—	3,664	—	—	3,664
Common stock issued under Employee Stock Purchase Plan	14	—	1,429	—	—	—	1,429
Exercise of options to purchase common stock	311	—	5,942	—	—	—	5,942
Net income	—	—	—	—	1,693	—	1,693

Balance at December 31, 2000	5,205	5	236,722	(2,283)	(9,618)	—	224,826
Options to purchase common stock for consulting services	—	—	4	(4)	—	—	—
Deferred compensation related to the grant of stock options	—	—	99	(77)	—	—	22
Amortization related to deferred stock compensation	—	—	—	1,459	—	—	1,459
Cancellation of options to purchase common stock	—	—	(556)	556	—	—	—
Issuance of restricted stock to employees	510	1	9,008	(5,556)	—	—	3,453
Cancellation of restricted stock issued to employees	(15)	—	(239)	239	—	—	—
Common stock issued under Employee Stock Purchase Plan	14	—	691	—	—	—	691
Exercise of options to purchase common stock	85	—	449	—	—	—	449
Net exercise of warrants to purchase common stock	36	—	—	—	—	—	—
Unrealized gain on marketable investment	—	—	—	—	—	340	340
Net loss	—	—	—	—	(181,055)	—	(181,055)

Balance at December 31, 2001	5,835	$6	$246,178	$(5,666)	$(190,673)	$340	$50,185
Deferred compensation related to the grant of stock Options	—	—	788	(788)	—	—	—
Amortization related to deferred stock compensation	—	—	—	4,320	—	—	4,320
Issuance of restricted stock to employees	25	—	71	(71)	—	—	—
Cancellation of restricted stock issued to employees	(98)	—	(1,584)	1,584	—	—	—
Common stock issued under Employee Stock Purchase Plan	13	—	64	—	—	—	64
Exercise of options to purchase common stock	77	—	152	—	—	—	152
Repurchase of fractional shares	—	—	(2)	—	—	—	(2)
Reclassification of realized gain on marketable investment	—	—	—	—	—	(340)	(340)
Net loss	—	—	—	—	(19,872)	—	(19,872)

Balance at December 31, 2002	5,852	$6	$245,667	$(621)	$(210,545)	$—	$34,507

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(19,872)	$(181,055)	$1,693
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of purchased intangibles	—	40,833	—
Depreciation and amortization	7,726	15,424	25,158
Non-cash restructuring and other non-recurring costs	100	9,200	—
Non-cash compensation	4,320	4,934	3,664
(Gain)/loss on investment in marketable investments	(1,020)	1,020	—
Write-off of in-process research and development	—	—	6,300
Realized gain on vendor settlements	(14,870)	—	—
Changes in operating assets and liabilities:
Accounts receivable	573	17,922	(504)
Inventory	6,448	18,736	(13,604)
Other current assets and other assets	256	16,770	(14,710)
Accounts payable and accrued liabilities	(2,663)	(17,170)	49,244
Adverse purchase commitments	(8,083)	(20,517)	—
Accrued restructuring costs	(1,447)	7,089	—

Net cash provided by (used in) operating activities	(28,532)	(86,814)	57,241

Cash flows from investing activities:
Purchases of marketable investments	(35,885)	(143,997)	(97,800)
Maturities of marketable investments	68,251	200,054	91,764
Purchases of property and equipment	(1,558)	(6,421)	(17,143)
Cash received in the purchase of OnPREM	—	—	844

Net cash provided by (used in) investing activities	30,808	49,636	(22,335)

Cash flows from financing activities:
Payments on capital lease obligations and equipment notes	(3,120)	(3,177)	(1,844)
Proceeds from issuance of common stock	214	1,140	7,371

Net cash provided by (used in) financing activities	(2,906)	(2,037)	5,527

Net increase (decrease) in cash and cash equivalents	(630)	(39,215)	40,433
Cash and cash equivalents at beginning of year	26,623	65,838	25,405

Cash and cash equivalents at end of year	$25,993	$26,623	$65,838

Supplemental information:
Interest paid	$581	$878	$611

Common stock issued for acquisition of OnPREM	$—	$—	$70,159

Equipment acquired under capital lease obligations and notes	$—	$—	$6,013

Issuance of stock for consulting services	$—	$4	$—

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization and Business Activity

The Company operates in one business segment, developing, marketing and supporting advanced communications products which enable high-speed data access to business, multi-tenant unit and residential users. The markets for high-speed data access products are characterized by rapid technological developments, frequent new product introductions, changes in end user requirements and evolving industry standards. The Company’s future success will depend on its ability to develop, introduce and market enhancements to its existing products, to introduce new products in a timely manner, which meet customer requirements and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by telephone companies or other telecommunications service providers, could require the Company to redesign its products.

Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include estimated restructuring costs, excess inventory and adverse purchase commitments, provisions for returns, bad debts the ultimate realizability of investments and intangible assets and the ultimate outcome of litigation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value. The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash and cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable investments, accounts receivable, accounts payable, accrued liabilities, obligations under capital leases and equipment notes payable approximates fair value.

Investments

At December 31, 2002, the Company held investments in investment grade debt securities with various maturities through May 2003 and money market funds. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of December 31, 2002 totaled $14.5 million. The Company has not included any of these securities in cash and cash equivalents as of December 31, 2002, as they have original maturities of greater than 90 days. The Company has designated all of its investments in debt securities as held-to-maturity.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

During the year ended December 31, 2001, the Company reduced the carrying value of the investment in commercial paper issued by Southern California Edison Company to its indicated fair value of approximately $2.7 million. Included in Other Income, net for the year ended December 31, 2001 is a loss adjustment of $1.0 million to adjust the carrying value of the investment to fair value. Included in other comprehensive income for the year ended December 31, 2001 is an unrealized gain adjustment of $0.3 million. During 2002, Southern California Edison repaid the entire amount of this investment.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the year ended December 31, 2002 include sales to three significant customers totaling $3.4 million, $2.0 million and $1.3 million. The Company’s revenues for the year ended December 31, 2001 include sales to three significant customers totaling $5.2 million, $4.0 million and $2.2 million. The Company’s revenues for the year ended December 31, 2000 include sales to four significant customers totaling $62.2 million, $53.5 million, $47.6 million and $27.3 million.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from four customers individually representing 42%, 23%, 20% and 10% of total accounts receivable at December 31, 2002.

In January 2001, Northpoint Communications, Inc. (“Northpoint”), a significant customer of the Company, filed a petition for Chapter 11 protection with the U.S. Bankruptcy Court. Net revenue for the year ended December 31, 2000 does not reflect shipments of approximately $9.2 million to Northpoint. The net impact on the Company’s results from operations for the year ended December 31, 2000 was $4.9 million as a result of the insolvency of Northpoint.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During 2002, the Company recorded a one-time gain of $14.9 million related to the settlement of various vendor disputes. During 2001, the Company recorded charges totaling $53.5 million to cost of revenue to reduce the carrying value of inventory and to establish adverse purchase commitment liabilities for inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and for excess inventory on hand at December 31, 2001. During 2000, the Company recorded charges totaling $41.9 million to cost of revenue to reduce the carrying value of inventory and to establish adverse purchase commitment liabilities for future inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and for excess inventory on hand. These reductions were primarily due to a significant decline in the demand for the Company’s products. Other reductions in the value of the inventory are generally due to the discontinuance of certain products, which is a result of the development and introduction of new products.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or lease terms, if shorter, for leasehold improvements. For the years ended December 31, 2002, 2001, and 2000, depreciation expense, including amortization of property and equipment acquired under capital lease obligations, was $7.7 million, $10.1 million, and $7.4 million, respectively.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured. Sales returns are estimated based on historical experience and management’s expectations and are recorded at the time product revenue is recognized. In addition, the Company leases equipment to customers under non-cancelable sales-type leases with terms of generally three to four years.

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

Cost of Revenue

We recognized a one-time gain of $14.9 million in 2002 related to a reduction in purchase commitments previously charged to cost of revenue and the sale of inventory in 2002 that had been previously written down by $4.4 million.

Research and Development Costs

Costs incurred in connection with research and development are charged to operations as incurred. Costs of equipment for research and development that have alternative future uses are capitalized when purchased and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

Advertising Costs

The cost of advertising is expensed as incurred. For the years ended December 31, 2002, 2001, and 2000, the Company incurred advertising expense of $202,000, $246,000, and, $4.5 million, respectively.

Software Costs

Software product development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. There have been no such costs capitalized to date as the costs incurred subsequent to reaching technological feasibility have not been significant.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the year ended 2002 and 2001, the Company implemented restructuring plans that included a number of cost reduction actions (Note 9). As a result of these plans, impairment losses were recorded for certain of the Company’s long-lived assets. Substantially all of the Company’s long-lived assets are located in the United States.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements.

		Additions
	Balance at Beginning Of Year	Charged to Costs and Expenses	Deductions For Costs Incurred	Deductions For Change In Estimates	Balance at End of Year
Accrued Warranty:

Year ended December 31, 2000	$1,930,000	2,942,000	1,158,000	—	$3,714,000
Year ended December 31, 2001	$3,714,000	—	1,337,000	1,652,000	$725,000
Year ended December 31, 2002	$725,000	—	226,000	199,000	$300,000

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

Stock-Based Compensation

At December 31, 2002 the Company has four stock based compensation plans, which are described more fully in Note 7. The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for their employee stock option plans. Under APB No. 25, when the exercise price of the Company’s employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. In connection with the acquisition of OnPREM in 2000, the Company recorded deferred compensation of $1.4 million. During 2001, the Company recorded deferred compensation of $9.0 million related to the issuance of restricted common stock to employees. During 2002, the Company recorded deferred compensation of $0.8 million related to the re-pricing of employee stock options. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. As of December 31, 2002, options to purchase 453,040 shares are being accounted for as variable because the options were modified to reduce the exercise price. Accordingly, the intrinsic value of these options is remeasured at the end of each period.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss) as reported	$(19,872)	$(181,055)	$1,693
Add: Stock-based employee compensation included in net income, net of related tax effects	406	4,934	3,664
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,898)	(7,502)	(38,209)

Pro forma net loss under SFAS No. 123	$(23,364)	$(183,623)	$(32,852)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(4.32)	$(34.62)	$(0.65)

Assumptions:
Dividend Yield	—	—	—
Volatility factor	350%	140%	100%
Risk free interest rate	2%	4%	6%
Expected Life of Option	2 years	2 years	3.5 years

The weighted-average estimated fair value of employee stock options granted during 2002, 2001, and 2000 was $3.45, $25.90, and $318.70 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

Other Comprehensive Income

The Company reports all components of other comprehensive income, including net income, in the financial statements in the period in which they are recognized. Other comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at other comprehensive income (loss). Other comprehensive loss for the year ended December 31, 2001 included an adjustment of $340,000 for an unrealized gain on investment. During the year ended December 31, 2002 this unrealized gain was realized. Other comprehensive income for the year ended December 31, 2000 did not differ from reported net income.

Derivative Instruments and Hedging Activities

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives are recorded each period in income or other comprehensive income, depending on whether the derivatives are designated as hedges and, if so, the types of hedges. The Company did not use any derivatives during the three years ended December 31, 2002, and there was no cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 133.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted-average number of shares of common stock outstanding and common stock equivalents during the period.

A reconciliation of shares used in the calculation of basic and diluted net loss per share attributable to common shareholders is as follows (in thousands):

	December 31,
	2002	2001	2000
Weighted average common shares outstanding	5,407	5,304	5,059
Dilutive effect of stock options	—	—	714
Dilutive effect of restricted shares	—	—	3
Dilutive effect of warrants	—	—	46

Shares used in computing diluted net income (loss) per common share	5,407	5,304	5,822

Dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities totaling 0.6 million and 0.3 million for the years ended December 31, 2002, 2001, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

Capitalization

The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon such preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock.

In July 2002, the Company completed a stockholder approved reverse stock split. The ratio of the reverse stock split was one-for-ten and reduced the number of shares of issued and outstanding stock from approximately 58 million shares to approximately 5.8 million shares. All share and per share data has been restated to reflect this reverse stock split.

New Accounting Standards

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 provides a single accounting model for long-lived assets to be disposed of. Companies were required to adopt FAS 144 in the first fiscal year beginning after December 15, 2001. Adoption of FAS 144 did not have a material impact on the Company’s financial position or our results of operations.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of FAS 146 is not currently expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. Adoption of FAS 146 is not currently expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain prior period amounts and balances have been reclassified to conform with the current period presentation.

2.    Acquisition

On February 29, 2000, the Company completed its acquisition of privately-held OnPREM Networks Corporation (“OnPREM”) of Fremont, California. OnPREM was a developer of highly integrated DSL solutions for the small and medium building Multi-Tenant Unit (“MTU”) market. Under the terms of the agreement, Copper Mountain acquired OnPREM in exchange for the issuance of approximately 1.1 million shares of Copper Mountain common stock and the assumption of options outstanding under the OnPREM 1998 Stock Plan.

The purchase price of the OnPREM acquisition, excluding acquisition costs, was $70.1 million based on the average closing price of the Company’s common stock for each of the ten consecutive trading days in the period that ended two days immediately preceding the date of the acquisition agreement. The acquisition was accounted for as a purchase. On the date of acquisition the purchase price was allocated as follows (in thousands):

Goodwill	$61,560
Existing technology	3,100
Assembled workforce	700
In-process research and development	6,300
Current assets	1,000
Non-current assets	372
Current liabilities	(488)
Accrued acquisition costs	(3,700)
Deferred compensation	1,286

$70,130

In connection with the acquisition of OnPREM, the Company wrote-off the purchased in-process research and development of $6.3 million, which was charged to operations upon completion of the acquisition. The purchased in-process research and development was solely related to the second version of OnPREM’s DSL concentrator system. The first release of OnPREM’s DSL concentrator system was introduced in March 2000. OnPREM’s low-density integrated DSL concentrator was believed at the time to be complementary to the Company’s existing line of high-density and mid-density DSL concentrators. This solution targeted meeting the needs of multi-tenant service providers managing portfolios of buildings of all sizes ranging from small buildings requiring a low-cost, low- density solution, to large buildings with higher density and capability requirements. Based on time spent on the

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

second version of OnPREM’s DSL concentrator system and costs incurred, this project was estimated to be 28% complete as of the acquisition date. At the date of acquisition, the total estimated cost to complete the project was estimated to be approximately $233,000, primarily consisting of engineering salaries and the project was expected to be completed during the second quarter of 2000. The estimated fair value of the project was estimated utilizing a discounted cash flow model which was based on estimates of operating results and capital expenditures for the period from February 29, 2000 to December 31, 2003 and a risk adjusted discount rate of 19%. Since the acquisition date, the scope of the project was reconsidered. During the year ended December 31, 2001, the Company discontinued this project, which has delayed anticipated revenues indefinitely. Since the date of the assessment of the value of the purchased in-process research and development, there has been a substantial decline in the overall economic environment that has led many of the Company’s customers to delay or reduce capital spending. The purchased intangibles were being amortized over their estimated useful life of three years, until those assets were written off in 2001. Amortization expense during the years ended December 31, 2001 and 2000 was $5.3 million and $17.8 million, respectively. The write off of purchased intangible assets in 2001 was $40.8 million (See Note 9).

3.    Composition of Certain Balance Sheet Captions

	December 31,
	2002	2001
	(in thousands)
Accounts receivable:
Trade receivables	$1,014	$2,044
Allowance for doubtful accounts	(13)	(470)

	$1,001	$1,574

Inventory:
Raw materials	$54,590	$74,532
Work in process	1,598	329
Finished goods	8,094	13,523
Allowance for excess and obsolescence	(63,228)	(80,882)

	$1,054	$7,502

Property and equipment:
Laboratory equipment and software	$21,717	$20,770
Computer equipment and software	6,575	6,491
Office furniture and fixtures	2,610	2,343
Leasehold improvements	1,791	1,791
Construction in progress	16	349

	32,709	31,744
Less accumulated depreciation and amortization	(26,726)	(19,493)

	$5,983	$12,251

Accrued liabilities:
Accrued compensation	$1,695	$1,683
Accrued legal settlement	900	—
Accrued warranty	300	725
Accrued paid time off	772	1,250
Deferred revenue	253	842
Other	1,699	2,044

	$5,619	$6,544

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

4.    Investments

At December 31, 2002 and 2001, investments designated as held to maturity consisted of the following (in thousands):

	Current		Noncurrent
	December 31,		December 31,
	2002	2001	2002	2001
Held to maturity:
U.S. government securities	—	9,016	—	—
Corporate medium-term notes	14,516	34,466	—	—

	$14,516	$43,482	$—	$—

At December 31, 2001, the Company had an investment in commercial paper classified as available for sale at an original cost basis of $3.4 million. During the year ended December 31, 2001, the Company recognized a loss of $1.0 million that was considered to be other than temporary and an unrealized gain in other comprehensive income of $0.3 million. The carrying value of this investment at December 31, 2001 is $2.7 million, which approximated fair value. During 2002, this investment was repaid in full and a realized gain was recognized in the amount of $1.0 million and is included in interest and other income.

6.    Note Payable

In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. The full amount of funds available under the equipment loan and under the capital lease agreement have been utilized. The borrowings under the equipment loan and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8% per annum. Both obligations are secured by the related equipment.

A summary of the note payable is as follows (in thousands):

	December 31,
	2002	2001
Bank installment loan, with various maturity dates through October 2003, total monthly payments of $57,000, bearing interest at 10.8%, collateralized by equipment	$709	$1,280
Less current portion	(709)	(571)

	$—	$709

7.    Stockholders’ Equity

Preferred Stock

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Stock Option Cancel and Re-grant Program

In November 2000, the Company allowed employees holding options to purchase the Company’s common stock to cancel certain stock option grants in exchange for a commitment that options to purchase the same number of common shares would be granted in May 2001 with an exercise price equal to the fair market value on the date of the new grant, provided that the participant had not terminated employment prior to such time (the “Cancel and Re-grant Program”). Options to purchase shares of common stock granted under the Cancel and Re-grant Program vest ratably over a period of 36 months. All other terms of options granted under the Cancel and Re-grant Program are substantially the same as the cancelled options. Options to purchase 483,077 shares of common stock were cancelled under the Cancel and Re-grant Program. In May 2001, the Company granted options to purchase 313,058 shares of common stock in conjunction with the Cancel and Re-grant Program at an exercise price of $31.90 per share.

Stock Option Exchange Program

In May 2001, the Company allowed employees holding options to purchase the Company’s common stock to cancel certain stock option grants in exchange for options to purchase the same number of common shares which were granted in May 2001 with an exercise price equal to the fair market value on the date of the new grant (the “Exchange Program”). Options to purchase shares of common stock granted under the Exchange Program vest ratably over a period of 36 months and have a life of five years from the date of grant. All other terms of options granted under the Exchange Program are substantially the same as the cancelled options. In May 2001, the Company cancelled and immediately granted replacement options to purchase 549,962 shares of common stock in conjunction with the Exchange Program at an exercise price of $31.90 per share. The intrinsic value of the options to purchase common stock will be re-measured using the fair market value of the underlying stock at the end of each period for the life of the option and be amortized over the vesting period in accordance with FASB Interpretation No. 44. For the year ended December 31, 2001, and 2002 the Company recognized no compensation expense related to the Exchange Program.

Stock Option Re-pricing Program

In August 2002, the Company re-priced certain stock option grants (the “Re-pricing Program”). All terms of the re-priced options are substantially the same as the cancelled options. In August 2002, the Company re-priced 467,532 shares of common stock options in conjunction with the Re-pricing Program at an exercise price of $2.48 per share. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and will be amortized over the vesting period in accordance with FASB Interpretation No. 44. For the year ended December 31, 2002 the Company recognized compensation expense of $0.4 million related to the Re-pricing Program.

Restricted Common Stock

During 2001, the Company granted 510,000 shares of restricted common stock to certain employees. During 2002, the Company granted 25,000 shares of restricted common stock to certain employees. The related net compensation expense of approximately $9.0 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of approximately two years. The Company recognized compensation expense of $3.6 million and $3.5 million related to this grant of restricted common stock for the year ended December 31, 2002 and 2001. As of December 31, 2002 approximately 107,000 restricted shares had vested. As of December 31, 2002 approximately 113,000 of these shares had been cancelled. As of December 31, 2002 approximately 315,000 shares of restricted stock remain outstanding and unvested. Approximately 265,000 shares of the remaining restricted stock outstanding vests in August of 2003. Approximately 43,000 and 7,000 shares of the

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

remaining restricted shares outstanding, vest quarterly and monthly, respectively. The shares are restricted as to sale or transfer until vesting.

1996 Equity Incentive Plan

In August 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”). At December 31, 2002, a total of 1.3 million shares of common stock are reserved for issuance pursuant to the 1996 Plan. In addition, the 1996 Plan provides for automatic annual increases in the number of shares reserved for issuance there under (beginning in 2000) equal to the lesser of: (i) 4% of Copper Mountain’s outstanding shares on a fully diluted basis taking into account stock options and warrants and (ii) a lesser amount determined by the board of directors.

The 1996 Plan provides for the grant of options to the Company’s directors, officers, key employees, consultants and certain advisors. The 1996 Plan provides for the grant of incentive and nonstatutory stock options, stock bonuses and rights to purchase stock to employees, directors or consultants of the Company. The 1996 Plan provides that incentive stock options will be granted only to employees at no less than the fair market value of the Company’s common stock (no less than 85% of the fair market value for nonstatutory stock options). Options generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months, and are exercisable up to ten years from date of grant. As of December 31, 2002, 705,957 stock options are outstanding under the 1996 Plan and 602,732 are available for grant.

Non-Employee Directors’ Stock Option Plan

In March 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (“Directors Plan”) to provide for the automatic grant of options to purchase shares of common stock to our non-employee directors. The Directors Plan is administered by the board. A total of 72,000 shares of common stock have been reserved for issuance under the Directors Plan.

On the effective date of the Directors Plan, each person who was then a non-employee director was granted an option to purchase 6,000 shares of common stock. Each person who, after the effective date of the plan, for the first time becomes a non-employee director automatically will be granted, upon the date of his or her initial appointment or election to be a non-employee director, a one-time option to purchase 6,000 shares of common stock. On the date of each annual meeting of our stockholders, each person who is initially elected or appointed to be a non-employee director at least six months prior to the date of such annual meeting automatically will be granted an option to purchase 2,000 shares of common stock.

Options granted under the Directors Plan shall be fully vested and exercisable on the date of grant and must be exercised within five years from the date they are granted. The exercise price of options under the Directors Plan will equal 100% of the fair market value of the common stock on the date of grant. Unless otherwise terminated by the board of directors, the Directors Plan automatically terminates when all of our common stock reserved for issuance under the Directors Plan has been issued. As of December 31, 2002, 46,000 stock options are outstanding under the Directors Plan and options for 19,650 shares are available for grant.

Nonstatutory Stock Option Plan

In March 2000, the Board adopted the Company’s 2000 Nonstatutory Stock Option Plan (the “NSO Plan”). A total of 60,000 shares of common stock are reserved for issuance pursuant to the NSO Plan. The NSO Plan provides for the grant of options to the Company’s employees (other than officers), consultants and certain

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

advisors. The NSO Plan is a broad based plan and its adoption or amendment is not required to be approved by the Company’s stockholders. The NSO Plan was adopted by the Board to address an expected shortfall in the number of shares of Common Stock available for issuance under the Company’s 1996 Equity Incentive Plan prior to the date of the 2000 annual meeting of stockholders. Such shortfall was expected to occur as a result of the Company’s rapid growth and, in particular, as a result of the additional options granted to attract and retain former employees of OnPREM Networks Corporation following Copper Mountain’s acquisition of that company. As of December 31, 2002, 50,952 stock options are outstanding under the NSO Plan and 6,306 are available for grant.

The NSO Plan permits the granting of nonstatutory options, which are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, to employees (other than officers), consultants and certain advisors. Officers and directors of the Company are not eligible to be granted options under the NSO Plan. No person is eligible to be granted options covering more than 50,000 shares of common stock in any calendar year.

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

The maximum term of options granted under the NSO Plan is ten years. Options granted under the plan are generally transferable and generally expire three months after the termination of an optionee’s service. In general, if an optionee is permanently disabled or dies during his or her service, such person’s options may be exercised up to 12 months following such disability or 18 months following such death.

The exercise price of options granted under the NSO Plan is determined by the Board or a committee thereof in accordance with the guidelines set forth in the NSO Plan, however, the exercise price is generally expected to be equal to 100% of the fair market value of the Company’s Common Stock on the date of the grant. Options granted under the NSO Plan vest at the rate specified in the option agreement, generally over a four year period. Pursuant to the NSO Plan, shares subject to stock options that have expired or otherwise terminated without having been exercised in full again become available for grant, but exercised shares that the Company repurchases pursuant to a right of repurchase will not again become available for grant.

Upon certain changes in control, all outstanding stock options under the NSO Plan must either be assumed or substituted by the surviving entity. In the event the surviving entity does not assume or substitute such stock options, such stock options will be terminated to the extent not exercised prior to such change in control.

OnPREM 1998 Stock Option Plan

In connection with the acquisition of OnPREM Networks Corporation in February 2000, the Company assumed the 1998 Stock Option Plan of OnPREM and all outstanding options to purchase common stock of OnPREM under such plan. By virtue of the acquisition, the OnPREM options were proportionally adjusted with respect to exercise prices and the number of shares subject to each option based on the exchange ratio used in the acquisition. All other terms of the OnPREM options, such as vesting schedules, remained unchanged. As of February 29, 2000, the assumed options were exercisable for a total of 13,056 shares of the Company’s common stock with exercise prices ranging from $3.90 to $23.40 per share. The Company will not make future grants under the 1998 Stock Plan of OnPREM.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

All stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2000	1,075,560	$82.50
Granted	738,845	465.38
Assumed in acquisition of OnPREM	13,056	12.96
Exercised	(310,633)	20.49
Cancelled	(580,970)	529.71

Balance at December 31, 2000	935,858	127.30
Granted	1,181,220	30.49
Exercised	(85,229)	5.26
Cancelled	(986,932)	122.35

Balance at December 31, 2001	1,044,917	32.38
Granted	712,332	3.46
Exercised	(77,012)	1.97
Cancelled	(876,911)	30.99

Balance at December 31, 2002	803,326	$11.17

As of December 31, 2002, 2001 and 2000, there were options to purchase 395,735 shares, 356,255 shares and 239,227 shares, respectively, vested at weighted average exercise prices per share of $19.75, $37.96 and $86.04, respectively.

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.03 – 1.60	132,537	5.5	$1.60	132,537	$1.60
2.28 – 2.48	468,573	7.6	2.46	173,635	2.48
3.00 – 7.70	123,262	9.4	3.95	11,762	7.55
26.90 – 35.00	56,150	5.8	30.95	54,997	30.93
60.00 –720.00	22,804	2.6	236.10	22,804	236.10

$0.03 –720.00	803,326	7.2	$11.17	395,735	$19.75

Employee Stock Purchase Plan

In February 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). A total of 60,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the ESPP. During the years ended December 31, 2002, 2001 and 2000,

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

the ESPP purchased 13,155, 14,072 and 14,261 shares, respectively of the Company’s common stock. As of December 31, 2002, 18,512 shares are reserved for future purchases.

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

Common Shares Reserved for Future Issuance

The following table presents shares reserved for future issuance under the Company’s stock option plans, restricted stock grants and ESPP as of December 31, 2002:

1996 Equity Incentive Plan	602,732
Non-Employee Directors’ Stock Option Plan	19,650
Nonstatutory Stock Option Plan	6,306
Employee Stock Purchase Plan	18,512

647,200

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

In June 2000, the Company secured a $5.0 million credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2001, the full amount of funds available under this credit facility had been utilized. The borrowings under the capital lease agreement are to be repaid in 36 equal monthly installments and accrue interest at 10.8% per annum. The obligation is secured by the related equipment.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

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

In 1996, the Company entered into an equipment financing agreement with a bank and leasing company that allows the Company to borrow up to $1.0 million for purchases of equipment. The notes are secured by the related equipment. The full amount of funds available under the equipment financing agreement have been utilized.

In connection with the 1996 equipment financing agreement, the Company agreed to make a final payment equal to 12.5% of the equipment financed at the end of the amortization period. Additionally, the Company granted warrants to the bank and leasing company to purchase an aggregate of 50,000 shares of Series A convertible preferred stock at $1.00 per share of which warrants for the purchase of 40,000 shares were exercised in 1999 and converted into 12,000 shares of common stock. The remaining warrants to purchase 10,000 shares of Series A convertible preferred stock, convertible into 3,000 shares of common stock, are outstanding and exercisable. These warrants expire in 2006. The estimated fair value of the warrants was approximately $18,000, which was capitalized as debt issuance costs and is being amortized over the life of the equipment financing agreement.

The Company leases its facilities under noncancelable operating leases expiring on various dates through 2007. The leases contain renewal options and are subject to cost increases. Rent expense totaled $2.3 million, $3.9 million, and $4.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Equipment held under the capital leases totaled $8.4 million and $10.1 million and the related accumulated amortization totaled $7.7 million and $7.4 million at December 31, 2002 and 2001, respectively. The obligations under the capital leases are secured by the related equipment.

Future minimum payments under the noncancelable operating leases and equipment under capital leases consist of the following at December 31, 2002 (in thousands):

	Operating Leases	Capital Leases
Year ending December 31,
2003	$5,242	$2,827
2004	5,422	173
2005	3,578	—
2006	2,046	—
2007	892	—

Total minimum lease payments	$17,180	3,000

Less amount representing interest		(175)

Total present value of minimum payments		2,825
Less current portion		(2,657)

Non-current portion		$168

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

As a result of the recent restructurings (Note 9) the Company has certain excess facilities that it is currently sub-leasing. Future minimum amounts due under these sub-leases as of December 31, 2002 are as follows (in thousands):

Year ending December 31,
2003	$802
2004	781
2005	427
2006	168
2007	210

Total minimum lease payments	$2,388

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

On August 2, 2001, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2002. As a result of the adoption of this plan, the Company recorded charges of $16.0 million during the three months ended September 30, 2001. These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets as well as excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in all areas of the Company. As a result of this plan, the Company reduced its non-temporary work force by approximately 150 additional positions. Substantially all reductions occurred prior to September 30, 2001.

As a part of these plans, the carrying values of certain assets were written down. The impaired assets include furniture, leasehold improvements, computers and other assets used in certain of the areas of the Company impacted by the reduction in force. The projected future cash flows from these assets were less than the carrying values of the assets. The carrying values of the assets held for sale and the assets to be held and used were reduced to their estimated fair values based on the present value of the estimated expected future cash flows. Estimated expected future cash flows for the impaired assets are not significant. In the year ended December 31, 2001, the Company recorded losses from impairment of assets of $9.2 million, which were recorded as restructuring costs. The cost of these losses was previously estimated to be $10.9 million. This estimate was reduced by the utilization of assets, primarily laboratory equipment, previously estimated to be held for disposition. Substantially all of the impaired assets are being held for disposition and have not continued to be depreciated. Depreciation expense for the year ended December 31, 2001 was reduced by $1.9 million as a result of this charge. The depreciation expense will be reduced by $2.7 million, $2.4 million, $1.8 million and $0.4 million for the years ending December 31, 2002, 2003, 2004 and 2005, respectively, as a result of this charge.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

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

On July 11, 2002, the Company announced that it had adopted a business plan to re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2002. As a result of the adoption of this plan, the Company recorded charges of approximately $1.4 million during the three and nine months ended September 30, 2002. These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including engineering, operations, research and development, marketing, sales and administrative areas. As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Reserve Balance at December 31, 2000	Charge	Activity	Reserve Balance at December 31, 2001
Impairment of assets	Non-cash	$—	$9,200	$(9,087)	$113
Excess lease costs	Cash	—	7,586	(1,132)	6,454
Elimination of job responsibilities	Cash	—	3,596	(2,961)	635

		$—	$20,382	$(13,180)	$7,202

	Cash/ Non-cash	Reserve Balance at December 31, 2000	Charge	Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$113	$100	$(213)	$—
Excess lease costs	Cash	6,454	978	(1,865)	5,567
Elimination of job responsibilities	Cash	635	283	(843)	75

		$7,202	$1,361	$(2,921)	$5,642

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

10.    Litigation and Claims

On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with two related derivative actions against the Company and its directors in Delaware and California Superior Court (the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action identified as Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the consolidated complaint, which was heard on November 29, 2001. The Court has taken the motion to dismiss off calendar, due to the writ petition that was decided by the Ninth Circuit concerning the appointment of lead plaintiff. The Complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted.

In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s (collectively, the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company. In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision until early 2003. On October 9, 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. The Company believes that this litigation is without merit and intends to defend against it vigorously.

On or about January 16, 2001, NorthPoint Communications, Inc., and related companies (collectively, “NorthPoint”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in the Northern District of California, San Francisco Division (the “Bankruptcy Cases”). NorthPoint was a customer of the Company. The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code on June 12, 2001. The Company timely filed a proof of claim against NorthPoint in an amount not less than U.S. $10,433,082.35 arising from, without limitation, prepetition unsecured claims under certain executory equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected. No action has been taken with regard to any allowance of or objection to the Company’s claims against NorthPoint. It is not clear at this time whether or to what extent the

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Company’s claims may be allowed, and whether or to what extent there may be assets available to provide any payments on account of any ultimately allowed claims. In April 2002, the Company assigned the claim in the amount of $10.4 million to a third party in exchange for $1.4 million. The claim was assigned with recourse, which is based on whether the Company’s claims are allowed as a valid claim to the NorthPoint bankruptcy estate. The Company does not expect to make any future payments as a result of the recourse provisions of the assignment. Accordingly, the estimated fair value of the recourse liability associated with the claim is zero. The ultimate liability associated with the claim could exceed the amount of this estimate. The resulting gain of $1.4 million recognized on the sale of the claim is included in recovery of bad debt for the year ended December 31, 2002.

On or about November 18, 2002, the Company received a letter from counsel for the Trustee of NorthPoint’s Chapter 7 Bankruptcy Estate (“Trustee”). In the letter, Trustee’s counsel alleged that the Company had received $13,357,590 in preferential payments from NorthPoint, and that under the provisions of Bankruptcy Code sections 547 and 550 the Trustee was entitled to recover these amounts from the Company. The Company intends to vigorously defend its contention that no preference was received. To date, no action has been filed by the Trustee against the Company. However, the Company and the Trustee have, through counsel, agreed in writing to toll the statute of limitations until April 15, 2003 to give the parties time to determine whether there is any basis for settling the matter short of litigation. On or about February 27, 2003, the parties each executed a letter setting forth the basic terms of an agreed settlement of this matter, subject to bankruptcy court approval and certain other contingencies. Such settlement would include, among other things, a payment by Copper Mountain to the Trustee in the amount of $900,000, allowance of the Copper Mountain Claim in full in the amount of U.S. $10,433,082, and a mutual general release of all other claims.

On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. All parties have agreed to stay both the Aaron matter and the Czajowski matter pending resolution of the federal court securities action.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

The Company incident to its business activities is party to other legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2002. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

11.    Leased Equipment

During the year ended December 31, 2000, the Company entered into a $10.0 million credit facility with a customer for the purchase of the Company’s equipment under a capital lease agreement. During the year ended December 31, 2001, this investment was sold at an amount that approximated the carrying value.

During the year ended December 31, 2000, the Company entered into a $8.6 million credit facility with a customer for the purchase of the Company’s equipment under a capital lease agreement. As of December 31, 2000, the customer had utilized all of the funds available under this credit facility. The borrowings under the capital lease agreement are to be repaid in quarterly installments and accrue interest at 10.5% per annum. The lease was being accounted for as a sales-type capital lease. The obligation is secured by the related equipment. As of December 31, 2000, $1.9 million and $2.8 million of the net lease receivable were classified in the Company’s balance sheet as other current assets and other assets, respectively. During the year ended December 31, 2001, the Company received the lessee’s quarterly lease payments; however, as a result of the continuing deterioration of the lessee’s financial position, the Company recorded a $1.9 million charge to reduce the carrying value of the lease receivable. This charge is included in bad debt expense for the year ended December 31, 2001. During 2002, the Company received lease payments totaling $2.8 million which is included as a reduction to general and administrative costs. Any future payments received will be recorded as a reduction in bad debt expense in the period received. The final quarterly lease payment is due in August 2004.

Future minimum amounts due under sales-type capital lease receivables as of December 31, 2002 are as follows (in thousands):

Year ending December 31,
2003	$2,757
2004	1,833

Total minimum lease payments	4,590
Less amount representing unearned interest	(450)

Total present value of minimum payments	4,140
Less allowance for collectability	(4,140)

$—

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

12.    Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current Provision:
Federal	$—	$—	$—
State	—	—	—
Total Current	—	—	—
Deferred Provision
Federal	—	—	30,272
State	—	—	7,244

Total Deferred	—	—	37,516
Benefit of net operating loss carryforward	—	—	(27,872)
Benefit of reversal of valuation allowance	—	—	(7,784)

	$—	$—	$1,860

The following is a reconciliation from the expected statutory federal income tax expense to the Company’s actual income tax expense (in thousands):

	Year Ended December 31,
	2002	2001	2000
Tax at U.S. statutory rate	$(6,811)	$(63,611)	$1,244
Amortization and write off of intangible assets	—	16,156	8,419
Change in statutory tax rate from 35% to 34%	2,555	—	—
Stock-based compensation	698	1,050	264
Net change in valuation allowance and other	3,558	46,405	(8,067)

	$—	$—	$1,860

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are shown below (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$66,240	$52,771
Tax credit carryforwards	14,189	11,266
Accruals and reserves	36,633	51,761
Deferred compensation	1,509	1,718
Capitalized research and development	2,806	—

Total deferred tax assets	121,377	117,516
Valuation allowance	(121,377)	(117,516)

Net deferred tax assets	$—	$—

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

A valuation allowance of $121.4 million and $117.5 million has been recorded at December 31, 2002 and 2001, respectively, to offset the net deferred tax assets as realization is uncertain due to the uncertainty of recoverability of such assets given the Company’s operating losses.

The Company had federal and California tax net operating loss carryforwards at December 31, 2002 of approximately $181 million and $80.3 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2011 and 2004, respectively, unless previously utilized. Included in the net operating loss carryforwards are stock option deductions of approximately $41.2 million. The benefit of these net operating loss carryforwards will be credited to equity when realized. The Company also has federal and California research tax credit carryforwards of approximately $8.2 million and $6.0 million, respectively, which will begin to expire in 2011 unless previously utilized.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of a portion of the Company’s net operating loss and credit carryforwards are limited because of a cumulative change in ownership of more than 50% which occurred in prior years. However, the Company does not believe such limitations have a material impact on the Company’s ability to use these carryforwards.

13.    Employee Savings Plan

The Company has a 401(k) plan, which allows participating employees to contribute up to 20% of their salary, subject to annual limits. The Company may, at its sole discretion, approve Company contributions. The Company has approved a match of 50% of the first 4% of salary deferred by employees for each of the three years during the period ended 2002. During the years ended December 31, 2002, 2001 and 2000, matching contributions were $271,000, $494,000 and $429,000, respectively.

14.    Related Party Transactions

At December 31, 2002 and 2001, the Company had a note receivable from an officer with a face value of $1.0 million included in other current assets. This note was issued in connection with the officer’s employment and relocation agreement. The note bears no interest, is secured by the options to purchase the Company’s common stock held by the officer and is due at the earlier of March 30, 2003, or 15 days from the date the officer ceases to be an employee of the Company.

Schedule II

COPPER MOUNTAIN NETWORKS, INC.

Valuation and Qualifying Accounts*

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
		Charged to Costs and Expenses
Allowance for Doubtful Accounts:

Year ended December 31, 2000	$140,000	7,180,000	5,352,000	$1,968,000
Year ended December 31, 2001	$1,968,000	24,000	1,522,000	$470,000
Year ended December 31, 2002	$470,000	—	457,000	$13,000

	Balance at Beginning of Year	Additions			Deductions	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Inventory Reserves:

Year ended December 31, 2000	$828,000	13,324,000	—		1,824,000	$12,328,000
Year ended December 31, 2001	$12,328,000	36,336,000	34,300,000	**	2,082,000	$80,882,000
Year ended December 31, 2002	$80,882,000	—	—		17,654,000	$63,228,000

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
		Charged to Costs and Expenses
Adverse Purchase Commitments:

Year ended December 31, 2000	$—	28,600,000	—	$28,600,000
Year ended December 31, 2001	$28,600,000	17,200,000	37,717,000	$8,083,000
Year ended December 31, 2002.	$8,083,000	—	8,083,000	$—

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
		Charged to Costs and Expenses
Deferred Tax Asset Valuation Allowance:

Year ended December 31, 2000	$13,339,000	52,725,000	7,784,000	$58,280,000
Year ended December 31, 2001	$58,280,000	59,236,000	—	$117,516,000
Year ended December 31, 2002	$117,516,000	3,501,000	—	$121,017,000

*	Certain prior period amounts and balances have been reclassified to conform to the current period presentation.

**	This amount was charged to the adverse purchase commitments.

II-1