Form 10-Q
period 2003-03-31
COPPER MOUNTAIN NETWORKS INC
filed 2003-05-07
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 24, 2003 was 5,888,224.

COPPER MOUNTAIN NETWORKS, INC.

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,995	$25,993
Short-term marketable investments	18,178	14,516
Accounts receivable, net	1,373	1,001
Inventory, net	1,340	1,054
Other current assets	1,477	1,438

Total current assets	39,363	44,002
Property and equipment, net	4,636	5,983
Other assets	624	624

Total assets	$44,623	$50,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,709	$998
Accrued restructuring costs	2,510	2,600
Accrued liabilities	3,903	5,619
Current portion of obligations under capital leases and equipment notes payable	2,649	3,366

Total current liabilities	10,771	12,583
Obligations under capital leases and equipment notes payable, less current portion	79	168
Accrued restructuring costs	2,600	3,042
Other accrued	463	309
Stockholders’ equity:
Common stock	6	6
Additional paid in capital	246,416	245,667
Deferred compensation	(627)	(621)
Accumulated deficit	(215,085)	(210,545)

Total stockholders’ equity	30,710	34,507

Total liabilities and stockholders’ equity	$44,623	$50,609

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenue	$3,571	$3,014
Cost of revenue	976	2,054

Gross margin	2,595	960
Operating expenses:
Research and development	3,437	7,295
Sales and marketing	1,722	1,752
General and administrative	2,049	2,441
Amortization of deferred stock compensation*	632	2,176
Recovery of bad debt	(689)	(689)

Total operating expenses	7,151	12,975

Loss from operations	(4,556)	(12,015)
Other income (expense):
Interest and other income	103	1,450
Interest expense	(87)	(183)

Net Loss	$(4,540)	$(10,748)

Basic and diluted net loss per share	$(0.82)	$(2.01)

Basic and diluted common equivalent shares	5,562	5,345

* The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$43	$132
Research and development	320	728
Sales and marketing	132	289
General and administrative	137	1,027

Total	$632	$2,176

See accompanying notes to condensed financial statements.

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2003	5,852	$6	$245,667	$(621)	$(210,545)	$34,507
Adjustment of deferred compensation related to options outstanding	—	—	681	(681)	—	—
Amortization related to deferred stock compensation	—	—	—	632	—	632
Common stock issued under Employee Stock Purchase Plan	18	—	54	—	—	54
Exercise of options to purchase common stock	23	—	57	—	—	57
Cancellation of restricted common stock	(4)	—	(43)	43	—	—
Net loss	—	—	—	—	(4,540)	(4,540)

Balance at March 31, 2003	5,889	$6	$246,416	$(627)	$(215,085)	$30,710

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,540)	$(10,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,434	2,066
Non-cash compensation	632	2,176
Realized gain on marketable investment	—	(1,020)
Changes in operating assets and liabilities:
Accounts receivable, net	(372)	1,042
Inventory, net	(286)	1,133
Other current assets and other assets	(39)	85
Adverse purchase commitment	—	(1,100)
Accounts payable and accrued liabilities	(850)	1,316
Accrued restructuring costs	(532)	(840)

Net cash used in operating activities	(4,553)	(5,890)

Cash flows from investing activities:
(Purchases)Maturities of marketable investments, net	(3,662)	9,675
Purchases of property and equipment	(87)	(413)

Net cash (used)provided by investing activities	(3,749)	9,262

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	(806)	(792)
Proceeds from issuance of common stock, net	110	45

Net cash used in financing activities	(696)	(747)

Net (decrease)increase in cash and cash equivalents	(8,998)	2,625
Cash and cash equivalents at beginning of period	25,993	26,623

Cash and cash equivalents at end of period	$16,995	$29,248

Supplemental information:
Interest paid	$87	$183

See accompanying notes to condensed financial statements

NOTE 1—General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2002 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2002 contained in the 2002 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

Investments In Marketable Securities

At March 31, 2003, the Company held investments in investment grade debt and money market securities with various maturities through September 2003. Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of March 31, 2003 totaled $18.2 million. These debt securities have been classified as short-term marketable investments as they have original maturities of more than 90 days. The fair value of the Company’s total investments in marketable securities based upon the closing market prices of such securities on March 31, 2003 approximated the carrying value. The Company has designated all of its investments held on March 31, 2003 as held-to-maturity.

Investment In Sales-Type Leases

During the year ended December 31, 2000, the Company entered into an $8.6 million credit facility with a customer for the purchase of the Company’s equipment under a capital lease agreement. During 2001, the Company received the lessee’s quarterly lease payments; however, as a result of the continuing deterioration of the lessee’s financial position, the Company took a $2.6 million charge to reduce the carrying value of the lease receivable. The Company received the lessee’s quarterly lease payments totaling $0.7 million for the three months ended March 31, 2003 and 2002, which is included in recovery of bad debt.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended March 31, 2003 include revenue recognized from three significant customers totaling $1.1 million or 32% (international customer), $0.6 million or 16%, and $0.4 million or 11% (reseller) of net revenue. The Company’s revenues for the three months ended March 31, 2002 include revenue recognized from three significant customers totaling $0.5 million or 18%, $0.4 million (international customer) or 15%, and $0.4 million or 12% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from three customers individually representing 42%, 25% and 10% of total accounts receivable at March 31, 2003.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the three months ended March 31, 2003 the Company sold CE200 access concentrators and related line cards that had been previously written down by $5.4 million.

New Accounting Standards

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). This statement supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of FAS 146 has not had a material impact on results of operations.

NOTE 2—Management Estimates and Assumptions

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

NOTE 3—Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 0.6 million and 0.3 million for the three month period ended March 31, 2003 and 2002, respectively, were excluded from the calculation because of their anti-dilutive effect.

NOTE 4—Composition of Certain Balance Sheet Captions (in thousands)

	March 31,	December 31,
	2003	2002
	(Unaudited)
Inventory:
Raw materials	$42,538	$54,590
Work in process	2,238	1,598
Finished goods	4,064	8,094
Allowance for excess and obsolescence	(47,500)	(63,228)

	$1,340	$1,054

Accrued liabilities:
Accrued compensation	$1,259	$1,695
Accrued legal settlement	—	900
Accrued warranty	300	300
Accrued paid time off	765	772
Deferred revenue	464	253
Other	1,115	1,699

	$3,903	$5,619

NOTE 5—Restructuring

The Company has had three restructurings since March 2001. These restructurings resulted in the Company adopting business plans to re-size its business to reflect current and expected business conditions. As of March 31, 2003, all of the restructuring plans have been completed. As a result of the adoption of these plans, the Company recorded total charges of approximately $21.8 million. These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets; anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at January 1, 2003	Activity	Balance at March 31, 2003
Excess lease costs	Cash	$5,567	$(457)	$5,110
Elimination of job responsibilities	Cash	75	(75)	—

		$5,642	$(532)	$5,110

NOTE 6—Litigation and Claims

On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with two related derivative actions against the Company and its directors in Delaware and California Superior Court (the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action identified as Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the Northern District Complaints, which was heard on November 29, 2001. The Court has taken the motion to dismiss off calendar, due to the writ petition that was decided by the Ninth Circuit concerning the appointment of lead plaintiff. The Complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted.

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

On July 15, 2002, the Company joined in a global motion to dismiss filed by all issuers in the IPO Lawsuits. The Court decided the motion on February 19, 2003. As to the Company, the Court denied the motion to dismiss the claims against the Company brought pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Exchange Act of 1934. The Company believes that this litigation is without merit and intends to defend against it vigorously.

On or about January 16, 2001, NorthPoint Communications, Inc., and related companies (collectively, “NorthPoint”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in United States Bankruptcy Court (“Bankruptcy Court”) for the Northern District of California, San Francisco Division (the “Bankruptcy Cases”). NorthPoint was a customer of the Company. The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code on June 12, 2001. The Company timely filed a proof of claim against NorthPoint in an amount not less than U.S. $10,433,082.35 arising from, without limitation, prepetition unsecured claims under certain executory equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected. Pursuant to the settlement discussed below, a final order has been entered by the Bankruptcy Court allowing the Company’s prepetition claim in the amount of $10,433,082.35 as a general unsecured claim (the “Copper Mountain Claim”). It is not clear at this time whether or to what extent there may be assets available to provide any payments on account of the Copper Mountain Claim. In April 2002, the Company assigned the claim in the amount of $10.4 million to a third party in exchange for $1.4 million. The resulting gain of $1.4 million recognized on the sale of the claim was included in recovery of bad debt for the three months ended June 30, 2002.

On or about November 18, 2002, the Company received a letter from counsel for the Trustee of NorthPoint’s Chapter 7 Bankruptcy Estate (“Trustee”). In the letter, Trustee’s counsel alleged that the Company had received $13,357,590 in preferential payments from NorthPoint, and that under the provisions of Bankruptcy Code sections 547 and 550 the Trustee was entitled to recover these amounts from the Company. However, no adversary proceeding was initiated by the Trustee against the Company. The Company and the Trustee, through counsel, agreed in writing to toll the statute of limitations for a specified period to give the parties time to determine whether there was any basis for settling the matter short of litigation. Ultimately, the Company and the Trustee entered into a Settlement And Release

Agreement dated March 26, 2003, pursuant to which the Company paid the Trustee the sum of $900,000, the Copper Mountain Claim was allowed as discussed above, and the parties mutually released each other from other claims subject to certain conditions and Bankruptcy Court approval (the “Settlement”). On April 21, 2003, the Bankruptcy Court entered an order approving the Settlement, and that order became final on May 2, 2003.

On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. All parties have agreed to stay both the Aaron matter and the Czajowski matter pending resolution of the Northern District Complaints.

The Company incident to its business activities is party to other legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2003. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

NOTE 7—Stock Based Compensation

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for their employee stock option plans. Under APB No. 25, when the exercise price of the Company’s employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. Deferred compensation on repriced options and restricted stock grants are being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(4,540)	$(10,748)
Add: Stock-based employee compensation included in net income, net of related tax effects	632	2,176
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(776)	(2,279)

Pro forma net loss under SFAS No. 123	$(4,684)	$(10,851)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(0.84)	$(2.03)

Assumptions:
Dividend Yield	—	—
Volatility factor	47%	350%
Risk free interest rate	1.25%	2%
Expected Life of Option	2 years	2 years

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2003 and 2002 was $1.87, and $14.49 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

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

Overview

Copper Mountain’s current operating activities include developing, building and testing the VantEdge product line and establishing relationships with its target customers. In the future, we expect that revenue growth, if any, will be substantially dependent on sales of the VantEdge product. The VantEdge product is generally available for sale however, we have yet to generate material revenues from the sale of the VantEdge product line.

Currently, our revenue is generated primarily from sales of and service on our CopperEdge 200 DSL concentrators, or CE200, and the related wide area network (WAN) modules and line modules. Additionally, we license network management software, which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. Revenues generated from the CE 200 product line have declined on an annual basis over the past two years.

For the three months ended March 31, 2003, revenue recognized from our largest three customers, Versatel, Mpower, and Graybar accounted for approximately 32%, 16%, and 11% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Future sales, if any, to historically significant customers may be substantially less than historical sales. The loss of any one of our historically major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of March 31, 2003, we had a substantial amount of fully reserved finished goods and component inventory for the CE200 product line. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete product, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units and our ability to sustain pricing at current levels which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue during the periods presented consists of payments to our contract manufacturers, which in 2003 was principally with Plexus Corporation. We selected our manufacturing partner with the goal of ensuring a reliable supply of high quality finished products and of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

During the second quarter of 2001, deferred compensation was recorded in conjunction with our stock option exchange program. The Company has not recorded any compensation expense related to the stock option exchange program. During the third and fourth quarter of 2001, additional deferred compensation was recorded in conjunction with a grant of restricted stock to employees. During the third quarter of 2002, additional deferred compensation was recorded in conjunction with a stock option re-pricing program. The intrinsic value of the options to purchase common stock granted under the exchange program will be re-measured at the end of each period for the life of the option. We expect that the total amount of compensation expense that will be recognized under the exchange program and the re-pricing program could vary from period to period and the ultimate amount of compensation expense that will be recognized is not currently determinable. The deferred compensation is being amortized to expense in accordance with FASB Interpretations No. 28 and No. 44 over the vesting period of the individual options. We recorded total deferred stock compensation of $27.4 million from inception to March 31, 2003 and amortized $26.8 million from inception to March 31, 2003. During 2001, the Company granted 510,000 shares of restricted common stock to certain employees. During 2002, the Company granted 25,000 shares of restricted common stock to certain employees. The related net compensation expense of approximately $9.0 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of approximately two years. The Company recognized compensation expense of $0.1 million related to these grants of restricted common stock for the three months ended March 31, 2003. As of March 31, 2003 approximately 124,000 restricted shares had vested and approximately 116,000 of the restricted shares had been cancelled. As of March 31, 2003 approximately 295,000 shares of restricted stock remain outstanding and unvested.

Approximately 265,000, shares of the remaining restricted stock outstanding vests in August of 2003. Approximately 28,750, and 1,250 shares of the restricted shares remaining outstanding vest quarterly and monthly, respectively. The shares are restricted as to sale or transfer until vesting.

The Company has had three restructurings since March 2001. These restructurings resulted in the Company adopting business plans to re-size its business to reflect current and expected business conditions. As of March 31, 2003 all of the restructuring plans have been completed. As a result of the adoption of these plans, the Company recorded total charges of approximately $21.8 million. These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets; anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at December 31, 2002	Activity	Balance at March 31, 2003
Excess lease costs	Cash	$5,567	$(457)	$5,110
Elimination of job responsibilities	Cash	75	(75)	—

		$5,642	$(532)	$5,110

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended March 31,
	2003	2002
Net revenue	100.0%	100.0%
Cost of revenue	27.3	68.1

Gross margin	72.7	31.9
Operating expenses:
Research and development	96.2	242.0
Sales and marketing	48.2	58.1
General and administrative	57.4	81.0
Amortization of deferred stock compensation	17.7	72.2
Recovery of bad debt	(19.3)	(22.8)

Total operating expenses	200.2	430.5
Loss from operations	(127.5)	(398.6)
Interest and other income, net	0.4	42.0

Net loss	(127.1)%	(356.6)%

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Net Revenue.    Net revenue increased from $3.0 million for the three months ended March 31, 2002 to $3.6 million for the three months ended March 31, 2003. Sales to our three largest customers for the three months ended March 31, 2003, Versatel, Mpower Communications, and Graybar, were $1.1 million, $0.6 million and $0.4 million, respectively. Sales to our three largest customers for the three months ended March 31, 2002, Mpower Communications, Versatel, and Webaccess, were $0.5 million, $0.4 million, and $0.4 million, respectively.

Gross Margin.    Our gross margin increased from $1.0 million for the three months ended March 31, 2002 to $2.6 million for the three months ended March 31, 2003. The increase in gross margin was primarily due to the Company selling CE200 access concentrators and related line cards that had been previously written down by $5.4 million. The Company expects margins in subsequent periods to be lower than in the current period.

Research and Development.    Our research and development expenses decreased from $7.3 million for the three months ended March 31, 2002 to $3.4 million for the three months ended March 31, 2003. This decrease was due to a decrease in personnel expenses related to a decrease in our engineering staff, quality assurance costs, technical support costs, and decreased spending on prototype materials.

Sales and Marketing.    Our sales and marketing expenses decreased from $1.8 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003. This decrease was primarily due to lower travel costs and lower product marketing costs, which was partially offset by an increase in personnel costs.

General and Administrative.    Our general and administrative expenses decreased from $2.4 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003. This decrease was due to lower legal, facility, and depreciation costs which were partially offset by higher personnel costs.

Interest and Other Income.    Interest and other income decreased from $1.5 million for the three months ended March 31, 2002 to $0.1 million for the three months ended March 31, 2003. This decrease was primarily due to the recovery of a $1.0 million investment in commercial paper of Southern California Edison during the three months ended March 31, 2002, and to a lesser extent decreased average cash and short-term investment balances and a decrease in average investment yields.

Interest Expense.    Our interest expense decreased from $183,000 for the three months ended March 31, 2002 to $87,000 for the quarter ended March 31, 2003. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

Liquidity and Capital Resources

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue if we are unable to significantly increase sales. On March 7, 2001, August 2, 2001, and July 11, 2002, we announced that we had adopted business plans to re-size our business to reflect current and expected business conditions. We cannot assure you that we will be able to decrease our operating expenses significantly below current levels and still remain viable and competitive. If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures would be significantly impaired as our cash resources are depleted.

At March 31, 2003, we had cash and cash equivalents of $17.0 million and short-term marketable investments of $18.2 million.

We currently require approximately $6 million to $8 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2003. Based on our current estimates, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least the next fifteen months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in the first quarter of 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses related to litigation including any adverse determination in any of the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in the last two years. In the future, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Finally, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

In order to fund our operations beyond the second quarter of 2004, we expect that we will have to raise additional funds. In order to demonstrate our viability to potential or existing customers, we may be required to raise significant additional funds well in advance of that date. We anticipate that we will have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations.

Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. In addition, our inability to obtain additional financing may:

•	impair our ability to successfully introduce, commercialize and generate revenues from our VantEdge product;

•	damage our customers’ perceptions of us and our management team;

•	inhibit our ability to sell our products to a customer base which values financial strength and stability; and

•	decrease our stock price.

Cash used in operating activities for the three months ended March 31, 2003 and 2002 was $4.6 million and $5.9 million, respectively. The relative decrease in cash used in operating activities for the three months ended March 31, 2003 compared to the same period in the prior year was primarily the result of a reduction in the net loss by $6.2 million which was partially off set by a decrease in non-cash expenses and changes in working capital.

Cash (used) provided by investing activities for the three months ended March 31, 2003 and 2002 was $(3.7) million and $9.3 million, respectively. The relative decrease in cash used by investing activities for the three months ended March 31, 2003 compared to the same period in the prior year was the result of a decrease in net maturities of marketable investments offset by a decrease in purchases of property and equipment.

Cash used in financing activities for the three months ended March 31, 2003 and 2002 was $0.7 million and $0.7 million, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2003 compared to the same period in the prior year was primarily due to an increase in proceeds from the issuance of common stock.

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

Risk Factors That May Affect Results of Operations and Financial Condition

You should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 2002 before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

The Difficulties Experienced By Many of Copper Mountain’s Current Customers And The Challenges Associated With Penetrating New Markets Have Had And Are Expected To Continue To Have an Adverse Effect On Copper Mountain’s Business.

To date, Copper Mountain has sold the majority of its products to competitive local exchange carrier or CLEC customers. Many CLECs have experienced difficulties continuing to finance their businesses. As a result, these CLECs have been forced to scale back their operations, and some, including our historically two largest customers, Northpoint Communications, Inc. and Rhythms Netconnections, Inc., have filed for bankruptcy protection. Our business, financial condition and results of operations have been materially and adversely affected by these difficulties in the CLEC industry. We expect that our business will continue to suffer unless and until we are able to diversify our customer base to derive a substantially greater percentage of our revenues from other types of telecommunication service providers, such as incumbent local exchange carriers (“ILECs”), who are not experiencing the same level of financial difficulties.

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

If Copper Mountain Does Not Successfully Introduce and Commercialize the VantEdge Product, Our Business Will Be Materially Adversely Impacted

In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our sales and marketing strategy on targeting ILECs, inter-exchange carriers (“IXCs”), international postal, telephone and telegraphs (“PTTs”) and independent operating companys (“IOCs”) as potential customers. The future success of our business will substantially depend on our ability to successfully sell our VantEdge product to such customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products. Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

Sales of our existing products and services, which were primarily aimed at the CLEC market, have decreased substantially over the last two years. Such sales could continue to decrease, if they continue at all. As a result, our future success is substantially dependant upon our ability to successfully market and commercialize our new VantEdge product on a timely basis. We began development of the VantEdge product in 2000, and formally announced the product in 2001. We may not be able to finish the commercialization of the VantEdge product, for various reasons, including those set forth in these risk factors. Sales of the VantEdge product may not be sufficient to allow us to continue to operate our business. Our business will be materially adversely impacted if we do not successfully commercialize the VantEdge product.

Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed, and Without Additional Capital Copper Mountain May Not Be Able to Sustain Its Operations

We currently require approximately $6 to $8 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue. As a result, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the first quarter of 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from the sales of our products have decreased in the last two years. It is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all. Also, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations significantly beyond the second quarter of 2004, we expect that we may have to further reduce our expenses and / or raise additional funds. Moreover, we may require such financing sooner than anticipated. We anticipate that we may have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations and to demonstrate our future viability as a going concern to potential and existing customers. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain’s Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain’s DSL Products

Copper Mountain sells its products predominantly to CLECs. Sales to our largest three customers accounted for approximately 59% of our net revenue for the quarter ended March 31, 2003. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC customers and, in particular:

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

We have excess facilities in Fremont, California; San Diego, California; and Palo Alto, California, some of which are subleased. We are obligated to continue making payments on the leases associated with each of these excess facilities. Rent associated with these excess facilities has adversely effected our financial condition. If we are unable to sublease all of these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition.

We cannot assure you that we will be able to sufficiently decrease our operating expenses. If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.

Copper Mountain Has a Limited Operating History

Copper Mountain has a limited operating history as we were incorporated in March 1996. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations and you should not expect future revenue to be comparable to our historic revenue, nor our recent quarterly revenues a reliable indicator of future quarterly revenues. In addition, we believe that comparing different periods of our operating results is not meaningful, and you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the telecommunications equipment industry and particularly within our volatile market segment. Some of the specific risks include whether we are able:

•	to attract new customers;

•	to attract new customers;

•	to maintain a stable, sustainable customer base;

•	to successfully penetrate international markets;

•	to expand our addressable market by selling into the incumbent or ILEC market, the IXC market and international markets;

•	to introduce new products and product enhancements in a timely and competitive fashion; and

•	to successfully manage the size of our operational infrastructure.

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

We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources

On October 20, 2000, a Copper Mountain stockholder, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against us and two of our officers, alleging violations of the federal securities laws arising out of recent declines in our stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with two related derivative actions against us and our directors in Delaware and California Superior Court (the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action. We filed a motion to dismiss the consolidated Northern District Complaints, which was heard on November 29, 2001. The

Court has taken the motion to dismiss off calendar, due to the writ petition that was decided by the Ninth Circuit concerning the appointment of lead plaintiff. The Complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted.

In December 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation. In the complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock since the mid-1990s (collectively, the “IPO Lawsuits”).

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

On July 15, 2002, we joined in a global motion to dismiss filed by all issuers in the IPO Lawsuits. The Court decided the motion on February 19, 2003. As to us, the Court denied the motion to dismiss the claims against us brought pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Exchange Act of 1934.

On November 22, 2002, a derivative complaint alleging securities fraud against certain of our current and former officers and directors, was filed in Santa Clara Superior Court. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court. All parties have agreed to stay both matters pending resolution of the Northern District Complaints.

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

Unless Copper Mountain Is Able to Keep Pace With the Rapidly Changing Product Requirements of Its Customers, It Will Not Be Able to Sustain or Grow Its Business

The telecommunications and data communications markets are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and evolving offerings by telecommunications service providers. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, hardware and software products, which meet customer demands. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could materially adversely affect our business, financial condition and results of operations.

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

Copper Mountain’s Dependence on Independent Manufacturers Could Result in Product Delivery Delays

Copper Mountain currently uses a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. If our current manufacturers are unable or unwilling to continue manufacturing our components in required volumes, it is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers in volumes, which do not meet some or all of the customers’ requirements, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Intense Demand for Parts and Components May Create Allocations or Shortages Which May Expose Copper Mountain to Supply Interruption

From time to time, the demand for parts and components, including semiconductors, programmable devices and printed circuit boards, can be intense. During these periods manufacturers and suppliers who provide such components to us experience supply shortages which may in turn affect their ability to meet our production demands. Moreover, the terms and conditions for purchase of such parts and components, including order cancellation rights, may vary widely, may be onerous and may result in adverse purchase commitments and excess inventory. To date, we have not experienced any shortages of components or parts, which have impacted our ability to meet the shipment requirements of our customers. However, in the event that we receive allocations of components from our suppliers or experience outright interruption in the supply of components we could experience an inability to ship or deliver our products to our customers in a timely fashion. Any significant allocation of or interruption in the supply of any component could have a material adverse effect on our business, financial condition and results of operations.

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

Copper Mountain’s Stock Price Has Been and May Continue to be Extremely Volatile

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	the rate at which we utilize our available capital resources, including but not limited to our cash and cash equivalents;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	announcements related to our major customers or potential future customers, including announcements related to their financial condition, plans for network or service deployments and equipment purchase plans and decisions;

•	additions or departures of key personnel;

•	announcements or loss of strategic relationships with third parties or telecommunications equipment providers by us or our competitors;

•	sales of common or preferred stock;

•	failure to continue to meet the minimum listing requirements of the NASDAQ stock market, which is a risk we could face; and

•	other events or factors, many of which are beyond our control.

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

Copper Mountain, in the past, has Presented Pro Forma Operating Results on a Periodic Basis. Our Investors Should Understand That Such Presentation Is Not Intended to Be a Presentation In Accordance With Generally Accepted Accounting Principles

Copper Mountain presented such financial information because we believe that many of our investors find this information to be useful in analyzing and interpreting our results from operations for a period. Such information is presented for information purposes only and is not intended to be a substitute for financial statements presented in accordance with generally accepted accounting principles. We believe that this information was presented in a manner that sufficiently describes the differences between the pro forma presentation and a presentation in accordance with generally accepted accounting principles. Our pro forma results are not a presentation in accordance with generally accepted accounting principles and are not presented in accordance with the standards applied to financial statements filed with the Securities and Exchange Commission. For more information regarding pro forma financial statements, refer to the “Investor Alert” issued by the Securities and Exchange Commission (Release 2001-144, issued December 4, 2001). For more information on how Copper Mountain’s pro forma financial results are different from its financial results presented in accordance with generally accepted accounting principles, please refer to the footnotes accompanying such pro forma financial statements.

Substantial Future Sales of Copper Mountain’s Common or preferred Stock in Private Placements or in the Public Market Could Cause Its Common Stock Price to Fall

Sales of a large number of shares of Copper Mountain’s common or preferred stock in private placements or in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. Such stock sales could be accompanied by the issuance of warrants for the purchase of preferred or common stock, and such sales could include other terms and conditions which would cause the price of Copper Mountain’s common stock to fall. As of March 31, 2003, we had approximately 5.9 million shares of common stock outstanding. We have filed five registration statements on Form S-8 with the Securities and Exchange Commission covering the 2.5 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of March 31, 2003, approximately 0.4 million shares are currently subject to exercisable options and 0.3 million shares of restricted stock are scheduled to vest during 2003. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at March 31, 2003.

Item 4.     Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing of this quarterly report, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

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

On July 15, 2002, the Company joined in a global motion to dismiss filed by all issuers in the IPO Lawsuits. The Court decided the motion on February 19, 2003. As to the Company, the Court denied the motion to dismiss the claims against the Company brought pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Exchange Act of 1934. The Company believes that this litigation is without merit and intends to defend against it vigorously.

NorthPoint Communications et al.    On or about January 16, 2001, NorthPoint Communications, Inc., and related companies (collectively, “NorthPoint”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in United States Bankruptcy Court (“Bankruptcy Court”) for the Northern District of California, San Francisco Division (the “Bankruptcy Cases”). NorthPoint was a customer of the Company. The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code on June 12, 2001. The Company timely filed a proof of claim against NorthPoint in an amount not less than U.S. $10,433,082.35 arising from, without limitation, prepetition unsecured claims under certain executory equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected. Pursuant to the settlement discussed below, a final order has been entered by the Bankruptcy Court allowing the Company’s prepetition claim in the amount of $10,433,082.35 as a general unsecured claim (the “Copper Mountain Claim”). It is not clear at this time whether or to what extent there may be assets available to provide any payments on account of the Copper Mountain Claim. In April 2002, the Company assigned the claim in the amount of $10.4 million to a third party in exchange for $1.4 million. The resulting gain of $1.4 million recognized on the sale of the claim is included in recovery of bad debt for the year ended December 31, 2002.

On or about November 18, 2002, the Company received a letter from counsel for the Trustee of NorthPoint’s Chapter 7 Bankruptcy Estate (“Trustee”). In the letter, Trustee’s counsel alleged that the Company had received $13,357,590 in preferential payments from NorthPoint, and that under the provisions of Bankruptcy Code sections 547 and 550 the Trustee was entitled to recover these amounts from the Company. However, no adversary proceeding was initiated by the Trustee against the Company.

The Company and the Trustee, through counsel, agreed in writing to toll the statute of limitations for a specified period to give the parties time to determine whether there was any basis for settling the matter short of litigation. Ultimately, the Company and the Trustee entered into a Settlement And Release Agreement dated March 26, 2003, pursuant to which the Company paid the Trustee the sum of $900,000, the Copper Mountain Claim was allowed as discussed above, and the parties mutually released each other from other claims subject to certain conditions and Bankruptcy Court approval (the “Settlement”). On April 21, 2003, the Bankruptcy Court entered an order approving the Settlement, and that order became final on May 2, 2003.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1    Officers’ Certificate

(b)    Reports on Form 8-K

On March 6, 2003 the Company filed a Current Report on Form 8-K to announce that it had reached a settlement with the Chapter 7 Trustee of NorthPoint Communications, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Copper Mountain Networks, Inc.

Date: May 5, 2003	/s/	Richard S. Gilbert
Richard S. Gilbert Chairman and Chief Executive Officer

	/s/	Michael O. Staiger
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

Date: May 5, 2003	/s/	Richard S. Gilbert
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

Date: May 5, 2003	/s/	Michael O. Staiger
Michael O. Staiger Executive Vice President, Chief Financial Officer and Secretary