Form 10-Q
period 2003-06-30
COPPER MOUNTAIN NETWORKS INC
filed 2003-08-05
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of July 31, 2003 was 6,290,157.

COPPER MOUNTAIN NETWORKS, INC.

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,237	$25,993
Short-term marketable investments	18,698	14,516
Accounts receivable, net	851	1,001
Inventory, net	2,152	1,054
Other current assets	1,311	1,438

Total current assets	35,249	44,002
Property and equipment, net	3,556	5,983
Other assets	621	624

Total assets	$39,426	$50,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,824	$998
Accrued restructuring costs	2,168	2,600
Accrued liabilities	4,322	5,619
Current portion of obligations under capital leases and equipment notes payable	1,881	3,366

Total current liabilities	10,195	12,583
Obligations under capital leases and equipment notes payable, less current portion	20	168
Accrued restructuring costs	2,681	3,042
Other accrued	381	309

Stockholders’ equity:
Common stock	6	6
Additional paid in capital	248,189	245,667
Deferred compensation	(854)	(621)
Accumulated deficit	(221,192)	(210,545)

Total stockholders’ equity	26,149	34,507

Total liabilities and stockholders’ equity	$39,426	$50,609

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	$3,571	$2,441	$7,142	$5,456
Cost of revenue	1,455	(13,042)	2,431	(10,986)

Gross margin	2,116	15,483	4,711	16,442
Operating expenses:
Research and development	3,288	6,627	6,725	13,922
Sales and marketing	1,670	1,631	3,392	3,383
General and administrative	1,937	2,373	3,986	4,815
Amortization of deferred stock compensation*	1,459	1,599	2,091	3,774
Recovery of bad debt	(115)	(2,314)	(804)	(3,004)

Total operating expenses	8,239	9,916	15,390	22,890

Income (loss) from operations	(6,123)	5,567	(10,679)	(6,448)

Other income (expense):
Interest and other income	82	279	185	1,729
Interest expense	(66)	(158)	(153)	(341)

Net income (loss)	$(6,107)	$5,688	$(10,647)	$(5,060)

Basic net income (loss) per share	$(1.09)	$1.06	$(1.90)	$(0.95)

Diluted net income (loss) per share	$(1.09)	$1.00	$(1.90)	$(0.95)

Basic common equivalent shares	5,617	5,354	5,593	5,349

Diluted common equivalent shares	5,617	5,688	5,593	5,349

*	The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$79	$136	$122	$267
Research and development	867	330	1,188	1,058
Sales and marketing	339	257	471	546
General and administrative	174	876	310	1,903

Total	$1,459	$1,599	$2,091	$3,774

See accompanying notes to condensed financial statements.

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2003	5,852	$6	$245,667	$(621)	$(210,545)	$34,507
Adjustment of deferred compensation related to options outstanding	—	—	2,381	(2,381)	—	—
Amortization related to deferred stock compensation	—	—	—	2,091	—	2,091
Common stock issued under Employee Stock Purchase Plan	18	—	54	—	—	54
Exercise of options to purchase common stock	59	—	144	—	—	144
Cancellation of restricted common stock	(5)	—	(57)	57	—	—
Net loss	—	—	—	—	(10,647)	(10,647)

Balance at June 30, 2003	5,924	$6	$248,189	$(854)	$(221,192)	$26,149

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(10,647)	$(5,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,627	4,101
Non-cash compensation	2,091	3,774
Realized gain on vendor settlements	—	(14,870)
Realized gain on marketable investment	—	(1,020)
Changes in operating assets and liabilities:
Accounts receivable, net	150	684
Inventory, net	(1,098)	3,399
Other current assets and other assets	130	(376)
Adverse purchase commitment	—	(8,083)
Accounts payable and accrued liabilities	(399)	(799)
Accrued restructuring costs	(793)	(1,735)

Net cash used in operating activities	(7,939)	(19,985)

Cash flows from investing activities:
Purchases of marketable investments	(18,611)	(21,462)
Maturities of marketable investments	14,429	48,705
Purchases of property and equipment	(200)	(1,059)

Net cash (used)provided by investing activities	(4,382)	26,184

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	(1,633)	(1,562)
Proceeds from issuance of common stock, net	198	51

Net cash used in financing activities	(1,435)	(1,511)

Net (decrease)increase in cash and cash equivalents	(13,756)	4,688

Cash and cash equivalents at beginning of period	25,993	26,623

Cash and cash equivalents at end of period	$12,237	$31,311

Supplemental information:
Interest paid	$82	$158

See accompanying notes to condensed financial statements

NOTE 1—General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2002 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2002 contained in the 2002 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

Investments In Marketable Securities

At June 30, 2003, the Company held investments in investment grade debt and money market securities with various maturities through November 2003. Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of June 30, 2003 totaled $18.7 million. These debt securities have been classified as short-term marketable investments as they have original maturities of more than 90 days. The fair value of the Company’s total investments in marketable securities based upon the closing market prices of such securities on June 30, 2003 approximated the carrying value. The Company has designated all of its investments held on June 30, 2003 as held-to-maturity.

Investment In Sales-Type Leases

During the year ended December 31, 2000, the Company entered into an $8.6 million credit facility with a customer for the purchase of the Company’s equipment under a capital lease agreement. During 2001, the Company received the lessee’s quarterly lease payments; however, as a result of the continuing deterioration of the lessee’s financial position, the Company took a $2.6 million charge to reduce the carrying value of the lease receivable. The Company received the lessee’s quarterly lease payments through the first quarter of 2003. The company did not receive the lesee’s quarterly lease payment that was due in the second quarter of 2003. See Note 8 “Subsequent Event”.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended June 30, 2003 include revenue recognized from one customer totaling $2.2 million or 62% (international customer) of net revenue. The Company’s revenues for the six months ended June 30, 2003 include revenue recognized from one customer totaling $3.3 million or 47% (international customer) of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from five customers individually representing 30%, 22%, 12%, 12%, and 11% of total accounts receivable at June 30, 2003.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the three and six months ended June 30, 2003 the Company sold CE200 access concentrators and related line cards that had been previously written down by $3.8 million and $9.2 million, respectively.

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

NOTE 3—Net Income(Loss) Per Share

Basic and diluted net income(loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

Common stock equivalents of 722,000 for the three month period ended June 30, 2003 were excluded from the calculation because of their anti-dilutive effect. Common stock equivalents of 335,000 were used to calculate diluted earnings per share for the three months ended June 30, 2002. Common stock equivalents of 684,000 and 195,000 for the six months ended June 30, 2003 and 2002 were excluded from the calculation because of their anti-dilutive effect.

NOTE 4—Composition of Certain Balance Sheet Captions (in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Inventory:
Raw materials	$38,450	$54,590
Work in process	103	1,598
Finished goods	2,551	8,094
Allowance for excess and obsolescence	(38,952)	(63,228)

	$2,152	$1,054

Accrued liabilities:
Accrued compensation	$1,329	$1,695
Accrued legal settlement	—	900
Accrued warranty	300	300
Accrued paid time off	825	772
Deferred revenue	516	253
Other	1,352	1,699

	$4,322	$5,619

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

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at January 1, 2003	Activity	Balance at June 30, 2003
Excess lease costs	Cash	$5,567	$(718)	$4,849
Elimination of job responsibilities	Cash	75	(75)	—

		$5,642	$(793)	$4,849

NOTE 6—Litigation and Claims

On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District. In addition, three related derivative actions against certain current and former Copper Mountain officers and directors were filed in state courts in Delaware and California. Both the federal class action and state derivative lawsuits allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action identified as Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The two derivative lawsuits pending in California Superior Court have been consolidated and all three derivative lawsuits have been stayed, pending resolution of the Northern District Complaints. At the appropriate time, the Company intends to file a motion to dismiss the Northern District Complaints. All of the foregoing complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted in any of these lawsuits.

In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted deceit on investors. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s (the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the Company joined in a global motion to dismiss the IPO Cases filed by all of the Issuers(among others). On October 9, 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the court issued a decision denying the motion to dismiss the claims against the Company.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

The Company incident to its business activities is party to other legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2003. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

NOTE 7—Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(6,107)	$5,688	$(10,647)	$(5,060)
Add: Stock-based employee compensation included in net income, net of related tax effects	1,396	139	1,927	288
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(627)	(1,261)	(1,403)	(3,540)

Pro forma net loss under SFAS No. 123	$(5,338)	$4,566	$(10,123)	$(8,312)

Pro forma basic net loss per share under SFAS No. 123	$(0.95)	$0.85	$(1.81)	$(1.55)

Pro forma diluted net loss per share under SFAS No. 123	$(0.95)	$0.80	$(1.81)	$(1.55)

Assumptions:
Dividend Yield	—	—	—	—
Volatility factor	47%	350%	47%	350%
Risk free interest rate	1.25%	2.00%	1.25%	2.00%
Expected Life of Option	2 years	2 years	2 years	2 years

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2003 and 2002 was $2.13, and $8.15 per share, respectively. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2003 and 2002 was $2.12, and $10.69 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

NOTE 8—Subsequent Event

During the year ended December 31, 2000, the Company entered into a $8.6 million credit facility with a customer for the purchase of the Company’s equipment under a capital lease agreement. The lease was accounted for as a sales-type capital lease. During the year ended December 31, 2001, the Company, as a result of the continuing deterioration of the lessee’s financial position reduced the carrying value of the lease receivable to zero. This charge was included in bad debt expense for the year ended December 31, 2001. As of June 30, 2003, the remaining principal outstanding and interest earned under the lease totaled $3.7 million. In July 2003 the Company reached an agreement with the lessee to settle all remaining obligations for a one-time lump-sum payment of $2.6 million. The Company will record this payment as a recovery of bad debt expense during the three months ending September 30, 2003.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and other reports and filings made with the Securities and Exchange Commission.

Overview

Copper Mountain’s current operating activities include developing, building and testing the VantEdge product line of broadband service concentrators (and variants thereof, including but not limited to the VantEdge access broadband remote access server, or access BRAS, product) and establishing relationships with its target customers. In the future, we expect that revenue growth, if any, will be substantially dependent on sales of the VantEdge product. The VantEdge product is generally available for sale however, we have yet to generate material revenues from the sale of the VantEdge product line.

Currently, our revenue is generated primarily from sales of and service on our CopperEdge 200 DSL concentrators, or CE200, and the related wide area network (WAN) modules and line modules, as well as from CE200 system software upgrade licenses. Additionally, we license network management software, which provides monitoring and management capabilities for the CE200, revenues from which have not been material to date. Revenues generated from the CE 200 product line have declined on an annual basis over the past two years.

For the three months ended June 30, 2003, revenue recognized from our largest customer, Versatel, accounted for approximately 62% of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Future sales, if any, to historically significant customers may be substantially less than historical sales. The loss of any one of our historically major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of June 30, 2003, we had a substantial amount of fully reserved finished goods and component inventory for the CE200 product line. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete product, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units and our ability to sustain pricing at current levels which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

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

During the second quarter of 2001, deferred compensation was recorded in conjunction with our stock option exchange program. The Company has not recorded any compensation expense related to the stock option exchange program. During the third and fourth quarter of 2001, additional deferred compensation was recorded in conjunction with a grant of restricted stock to employees. During the third quarter of 2002, additional deferred compensation was recorded in conjunction with a stock option re-pricing program. The intrinsic value of the options to purchase common stock granted under the exchange program will be re-measured at the end of each period for the life of the option. We expect that the total amount of compensation expense that will be recognized under the exchange program and the re-pricing program could vary from period to period and the ultimate amount of compensation expense that will be recognized is not currently determinable. The deferred compensation is being amortized to expense in accordance with FASB Interpretations No. 28 and No. 44 over the vesting period of the individual options. We recorded total deferred stock compensation of $29.3 million from inception to June 30, 2003 and amortized $28.4 million from inception to June 30, 2003. During 2001, the Company granted 510,000 shares of restricted common stock to certain employees. During 2002, the Company granted 25,000 shares of restricted common stock to an employee. The related net compensation expense of approximately $9.0 million will be amortized in accordance with FASB Interpretation No. 28 over the original vesting period of approximately two years. The Company recognized compensation expense of $0.1 million related to these grants of restricted common stock for the three months ended June 30, 2003. As of June 30, 2003 approximately 138,000 restricted shares had vested and approximately 118,000 of the restricted shares had been cancelled. As of June 30, 2003 approximately 279,000 shares of restricted stock remain outstanding and unvested. Approximately 170,000 and 109,000, shares of the remaining restricted stock outstanding vests in August of 2004 and 2003, respectively. The shares are restricted as to sale or transfer until vesting.

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

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at January 1, 2003	Activity	Balance at June 30, 2003
Excess lease costs	Cash	$5,567	$(718)	$4,849
Elimination of job responsibilities	Cash	75	(75)	—

		$5,642	$(793)	$4,849

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.7	(534.3)	34.0	(201.4)

Gross margin	59.3	634.3	66.0	301.4
Operating expenses:
Research and development	92.1	271.5	94.2	255.2
Sales and marketing	46.8	66.8	47.5	62.0
General and administrative	54.2	97.2	55.8	88.3
Amortization of deferred stock compensation	40.9	65.5	29.3	69.2
Recovery of bad debt	(3.2)	(94.8)	(11.3)	(55.1)

Total operating expenses	230.8	406.2	215.5	419.6
Loss from operations	(171.5)	228.1	(149.5)	(118.2)
Interest and other income, net	0.4	4.9	0.4	25.5

Net loss	(171.1)%	233.0%	149.1%	92.7%

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Net Revenue. Net revenue increased from $2.4 million for the three months ended June 30, 2002 to $3.6 million for the three months ended June 30, 2003. Sales to our largest customer for the three months ended June 30, 2003, Versatel, was $2.2 million. Sales to our four largest customers for the three months ended June 30, 2002, Versatel, Network Telephone, Mpower Communications, and AT&T, were $0.5 million, $0.4 million, $0.3 million and $0.3 million, respectively.

Gross Margin. Our gross margin decreased from $15.5 million for the three months ended June 30, 2002 to $2.1 million for the three months ended June 30, 2003. The decrease in gross margin was primarily the result of the Company recognizing a non-recurring gain of $14.9 million related to the settlement of disputes with four vendors. The gain is included as a credit to cost of goods sold for the three months ended June 30, 2002. During the three months ended June 30, 2003 the Company sold CE200 access concentrators and related line cards that had been previously written down by $3.8 million. The Company expects margins in subsequent periods to be lower than in the current period.

Research and Development. Our research and development expenses decreased from $6.6 million for the three months ended June 30, 2002 to $3.3 million for the three months ended June 30, 2003. This decrease was due to a decrease in personnel expenses related to a decrease in our engineering staff, decreased depreciation related to a reduction in the purchase of engineering lab equipment, and decreased spending on prototype materials.

Sales and Marketing. Our sales and marketing expenses increased from $1.6 million for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003. This increase was primarily due to an increase in personnel costs, which was partially offset by lower depreciation costs on evaluation equipment.

General and Administrative. Our general and administrative expenses decreased from $2.4 million for the three months ended June 30, 2002 to $1.9 million for the three months ended June 30, 2003. This decrease was due to lower legal, facility, and depreciation costs which were partially offset by higher personnel costs.

Interest and Other Income. Our interest and other income decreased from $279,000 for the three months ended June 30, 2002 to $82,000 for the three months ended June 30, 2003. This decrease was primarily the result of lower average cash and short-term investment balances and a decrease in average investment yields.

Interest Expense. Our interest expense decreased from $158,000 for the three months ended June 30, 2002 to $66,000 for the quarter ended June 30, 2003. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Net Revenue. Net revenue increased from $5.5 million for the six months ended June 30, 2002 to $7.1 million for the six months ended June 30, 2003. Sales to our largest customer for the six months ended June 30, 2003, Versatel, was $3.3 million. Sales to our three largest customers for the six months ended June 30, 2002, Versatel, Mpower, and Network Telephone, were $1.0 million, $0.9 million, $0.6 million, respectively.

Gross Margin. Our gross margin decreased from $16.4 million for the six months ended June 30, 2002 to $4.7 million for the six months ended June 30, 2003. The decrease in gross margin was primarily the result of the Company recognizing a non-recurring gain of $14.9 million related to the settlement of disputes with four vendors. The gain is included as a credit to cost of goods sold for the six months ended June 30, 2002. During the six months ended June 30, 2003 the Company sold CE200 access concentrators and related line cards that had been previously written down by $9.2 million.

The Company expects margins in subsequent periods to be lower than in the current period.

Research and Development. Our research and development expenses decreased from $13.9 million for the six months ended June 30, 2002 to $6.7 million for the six months ended June 30, 2003. This decrease was due to a decrease in personnel expenses related to a decrease in our engineering staff, decreased spending on prototype materials, and decreased depreciation related to a reduction in the purchase of engineering lab equipment.

Sales and Marketing. Our sales and marketing expenses were flat at $3.4 million for the six months ended June 30, 2002 and 2003.

General and Administrative. Our general and administrative expenses decreased from $4.8 million for the six months ended June 30, 2002 to $4.0 million for the six months ended June 30, 2003. This decrease was due to lower legal, facility, and depreciation costs which were partially offset by higher personnel costs.

Interest and Other Income. Our interest and other income decreased from $1.7 million for the six months ended June 30, 2002 to $0.2 million for the six months ended June 30, 2003. This decrease was primarily the result of a non-recurring gain of $1.0 million on marketable securities being recognized during the six months ended June 30, 2002, lower average cash and short-term investment balances and a decrease in average investment yields.

Interest Expense. Our interest expense decreased from $0.3 million for the six months ended June 30, 2002 to $0.2 million for the six months ended June 30, 2003. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

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

At June 30, 2003, we had cash and cash equivalents of $12.2 million and short-term marketable investments of $18.7 million.

We currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2003. Based on our current estimates, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in the second quarter of 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses related to litigation including any adverse determination in any of the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in the last two years. In the future, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Finally, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

In order to fund our operations beyond the third quarter of 2004, we expect that we will have to raise additional funds. In order to demonstrate our viability to potential or existing customers, we may be required to raise significant additional funds well in advance of that date. We anticipate that we will have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations.

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

Cash used in operating activities for the six months ended June 30, 2003 and 2002 was $7.9 million and $20.0 million, respectively. The relative decrease in cash used in operating activities for the six months ended June 30, 2003 compared to the same period in the prior year was primarily the result of a reduction in the net loss after adjusting for the realized gain on vendor settlements that is included in the results for the six months ended June 30, 2002. Excluding this non-cash gain our net loss would have decreased during the six months ended June 30, 2003 by approximately $9.3 million when compared to the same period in the prior year. Also contributing to the decrease was an overall decrease in disbursements related to funding our working capital requirements.

Cash (used)provided by investing activities for the six months ended June 30, 2003 and 2002 was $(4.4) million and $26.2 million, respectively. The relative increase in cash used by investing activities for the six months ended June 30, 2003 compared to the same period in the prior year was the result of a decrease in net maturities of marketable investments offset by a decrease in purchases of property and equipment.

Cash used in financing activities for the six months ended June 30, 2003 and 2002 was $1.4 million and $1.5 million, respectively. The decrease in cash used in financing activities for the six months ended June 30, 2003 compared to the same period in the prior year was primarily due to an increase in proceeds from the issuance of common stock which was partially offset by an increase in disbursement to pay down the principal balances of our capital leases and equipment notes payable.

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

Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

•	demand for our products and services is less than or more than expected;

•	our obligation to purchase certain finished product and raw materials in excess of anticipated requirements is less than or more than expected;

•	our plans or projections change or prove to be inaccurate;

•	we make acquisitions;

•	we accelerate or delay development or availability of new products (including but not limited to our VantEdge product) or otherwise alter the schedule or targets of our business plan implementation; or

•	there is an adverse or favorable determination in any litigation to which we are a party.

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

Risk Factors That May Affect Results of Operations and Financial Condition

Before investing in our common stock, you should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 2002. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

The failure of our CLEC customers to raise sufficient capital to fund their operations and continue to order and pay for our products has impaired and may continue to impair Copper Mountain’s revenues and profitability. To the extent we ship products to customers who become unable to pay for the products, we may be required to write off significant amounts of our accounts receivable. Similarly, to the extent that our customers order products and then suspend or cancel the orders prior to shipping, we may not generate revenues from the products we build, our inventories may increase and our expenses will increase. Specifically, we may incur substantially higher inventory carrying costs, as well as be faced with the risk of the excess inventory that could become obsolete over time.

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

Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed, and Without Additional Capital Copper Mountain May Not Be Able to Sustain Its Operations

We currently require approximately $5 to $7 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue. As a result, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the second quarter of 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from the sales of our products have decreased in the last two years. It is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all. Also, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations significantly beyond the third quarter of 2004, we expect that we may have to further reduce our expenses and / or raise additional funds. Moreover, we may require such financing sooner than anticipated. We anticipate that we may have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations and to demonstrate our future viability as a going concern to potential and existing customers. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain’s Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain’s DSL Products

Copper Mountain sells its products predominantly to CLECs. Sales to our largest three customers accounted for approximately 74% of our net revenue for the quarter ended June 30, 2003. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC customers and, in particular:

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

We have excess facilities in Fremont, California; San Diego, California; and Palo Alto, California, some of which are subleased. We are obligated to continue making payments on the leases associated with each of these excess facilities. Rent associated with these excess facilities has adversely affected our financial condition. If we are unable to sublease all of these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition.

We cannot assure you that we will be able to sufficiently decrease our operating expenses. If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.

Copper Mountain Has a Limited Operating History

Copper Mountain has a limited operating history as we were incorporated in March 1996. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. You should not expect future revenue to be comparable to our historic revenue, and our recent quarterly revenues are not a reliable indicator of future quarterly revenues. In addition, we believe that comparing different periods of our operating results is not meaningful, and you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the telecommunications equipment industry and particularly within our volatile market segment. Some of the specific risks include whether we are able:

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

A Number of Factors Could Cause Copper Mountain’s Operating Results to Fluctuate Significantly and Cause Its Stock Price to be Volatile

Copper Mountain’s quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of securities analysts or investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

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

We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources

On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District. In addition, three related derivative actions against certain current and former Copper Mountain officers and directors were filed in state courts in Delaware and California. Both the federal class action and state derivative lawsuits allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action identified as Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The two derivative lawsuits pending in California Superior Court have been consolidated and all three derivative lawsuits have been stayed, pending resolution of the Northern District Complaints. At the appropriate time, the Company intends to file a motion to dismiss the Northern District Complaints. All of the foregoing complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted in any of these lawsuits.

In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted deceit on investors. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s (the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the Company joined in a global motion to dismiss the IPO Cases filed by all of the Issuers(among others). On October 9, 2002, the

Court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the court issued a decision denying the motion to dismiss the claims against the Company.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

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

Copper Mountain’s Product Cycles Tend to be Short and Copper Mountain May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Occur Later than Anticipated or Not at All

In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write-off excess and obsolete inventory. In the past, we have experienced such write-offs attributed to the obsolescence of certain printed circuit boards and product sub-assemblies and to an excess of raw materials and finished goods on hand and on order. If we incur substantial sales, marketing and inventory expenses in the future that we are not able to recover, it would affect our liquidity and could have a material adverse effect on our business, financial condition and results of operations.

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

Copper Mountain May Experience Difficulties in the Introduction of New Products That Could Result in Copper Mountain Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products

Copper Mountain intends to continue to invest in product and technology development. The development of new or enhanced products, including but not limited to the VantEdge line of products and new or enhanced DSL concentrator products, is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, which may include new broadband services concentrators and associated line cards, new DSL concentrators and line cards for different DSL variants. We may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in:

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

In the Past Copper Mountain Presented Pro Forma Operating Results on a Periodic Basis. Our Investors Should Understand That Such Presentation Is Not Intended to Be a Presentation In Accordance With Generally Accepted Accounting Principles

Such pro forma information was presented for information purposes only and is not intended to be a substitute for financial statements presented in accordance with generally accepted accounting principles. We believe that this information was presented in a manner that sufficiently describes the differences between the pro forma presentation and a presentation in accordance with generally accepted accounting principles. Our pro forma results are not a presentation in accordance with generally accepted accounting principles and are not presented in accordance with the standards applied to financial statements filed with the Securities and Exchange Commission. For more information regarding pro forma financial statements, refer to the “Investor Alert” issued by the Securities and Exchange Commission (Release 2001-144, issued December 4, 2001). For more information on how Copper Mountain’s pro forma financial results are different from its financial results presented in accordance with generally accepted accounting principles, please refer to the footnotes accompanying such pro forma financial statements.

Substantial Future Sales of Copper Mountain’s Common or preferred Stock in Private Placements or in the Public Market Could Cause Its Common Stock Price to Fall

Sales of a large number of shares of Copper Mountain’s common or preferred stock in private placements or in the public market or the perception that such sales could occur could cause the market price of its common stock to drop. Such stock sales could be accompanied by the issuance of warrants for the purchase of preferred or common stock, and such sales could include other terms and conditions which would cause the price of Copper Mountain’s common stock to fall. As of June 30, 2003, we had approximately 5.9 million shares of common stock outstanding. We have filed six registration statements on Form S-8 with the Securities and Exchange Commission covering approximately 2.8 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of June 30, 2003, approximately 0.4 million shares are currently subject to exercisable options and 0.1 million shares of restricted stock are scheduled to vest during 2003. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at June 30, 2003.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the descriptions of legal proceedings contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003, which are incorporated herein by this reference, except to the extent updated in this Item 1.

Copper Mountain Securities Litigation, ND Cal. (and related actions). On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District. In addition, three related derivative actions against certain current and former Copper Mountain officers and directors were filed in state courts in Delaware and California. Both the federal class action and state derivative lawsuits allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The Northern District Complaints have been consolidated into a single action identified as Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The two derivative lawsuits pending in California Superior Court have been consolidated and all three derivative lawsuits have been stayed, pending resolution of the Northern District Complaints. At the appropriate time, the Company intends to file a motion to dismiss the Northern District Complaints. All of the foregoing complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted in any of these lawsuits.

Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation. In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of its initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. Similar complaints were filed in the same Court against hundreds of other public companies (“Issuers”) that conducted IPOs of their common stock in the late 1990s (the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the Company joined in a global motion to dismiss the IPO Cases filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the claims against the Company.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Copper Mountain Networks, Inc. was held on May 7, 2003. At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)	To elect directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were Richard S. Gilbert, Joseph D. Markee, Tench Coxe, Roger L. Evans, Raymond V. Thomas and Joseph R. Zell. For each elected director the results of voting were: Richard S. Gilbert 5,102,416 for and 135,509 withheld; Joseph D. Markee 5,110,527 for and 127,398 withheld; Tench Coxe 5,083,416 for and 154,509 withheld; Roger L. Evans 5,084,831 for and 153,094 withheld; Raymond V. Thomas 5,109,654 for and 128,271 withheld; Joseph R. Zell 5,084,697 for and 153,228 withheld. Each of the nominees was re-elected to serve as a director of the Company.

(ii)	To ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for its year ending December 31, 2003. The selection of Deloitte & Touche LLP as independent auditors of the Company for its year ending December 31, 2003 was ratified with the following votes: 5,224,098 for, 10,451 against, and 3,376 abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Richard S. Gilbert and Michael O. Staiger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 30, 2003, the Company filed a Current Report on Form 8-K announcing its unaudited financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Copper Mountain Networks, Inc.

Date: August 5, 2003	/s/	Richard S. Gilbert
Richard S. Gilbert
Chairman and Chief Executive Officer

	/s/	Michael O. Staiger
Michael O. Staiger
Executive Vice President, Chief Financial Officer and Secretary