Form 10-Q
period 2003-09-30
COPPER MOUNTAIN NETWORKS INC
filed 2003-11-05
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of October 31, 2003 was 6,301,196.

COPPER MOUNTAIN NETWORKS, INC.

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,055	$25,993
Short-term marketable investments	16,534	14,516
Accounts receivable, net	1,263	1,001
Inventory, net	2,726	1,054
Other current assets	1,000	1,438

Total current assets	32,578	44,002
Property and equipment, net	2,786	5,983
Other assets	621	624

Total assets	$35,985	$50,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,511	$998
Accrued restructuring costs	1,636	2,600
Accrued liabilities	4,263	5,619
Current portion of obligations under capital leases and equipment notes payable	824	3,366

Total current liabilities	8,234	12,583
Obligations under capital leases and equipment notes payable, less current portion	—	168
Accrued restructuring costs	2,670	3,042
Other accrued	357	309

Stockholders’ equity:
Common stock	6	6
Additional paid in capital	251,213	245,667
Deferred compensation	(3,031)	(621)
Accumulated deficit	(223,464)	(210,545)

Total stockholders’ equity	24,724	34,507

Total liabilities and stockholders’ equity	$35,985	$50,609

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$3,698	$3,313	$10,840	$8,769
Cost of revenue	1,209	2,617	3,640	(8,369)

Gross margin	2,489	696	7,200	17,138
Operating expenses:
Research and development	3,225	4,257	9,949	18,178
Sales and marketing	1,545	1,754	4,937	5,137
General and administrative	1,835	2,083	5,822	6,898
Amortization of deferred stock compensation*	808	131	2,899	3,905
Restructuring costs	—	1,361	—	1,361
Recovery of bad debt	(2,600)	(689)	(3,404)	(3,693)

Total operating expenses	4,813	8,897	20,203	31,786

Loss from operations	(2,324)	(8,201)	(13,003)	(14,648)

Other income (expense):
Interest and other income	92	193	278	1,922
Interest expense	(41)	(129)	(194)	(470)

Net Loss	$(2,273)	$(8,137)	$(12,919)	$(13,196)

Basic net loss per share	$(0.40)	$(1.50)	$(2.29)	$(2.46)

Diluted net loss per share	$(0.40)	$(1.50)	$(2.29)	$(2.46)

Basic common equivalent shares	5,713	5,418	5,633	5,373

Diluted common equivalent shares	5,713	5,418	5,633	5,373

*	The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$10	$90	$132	$356
Research and development	90	(359)	1,278	700
Sales and marketing	16	(85)	487	461
General and administrative	692	485	1,002	2,388

Total	$808	$131	$2,899	$3,905

See accompanying notes to condensed financial statements.

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2003	5,852	$6	$245,667	$(621)	$(210,545)	$34,507
Adjustment of deferred compensation related to options outstanding	—	—	2,223	(2,223)	—	—
Amortization related to deferred stock compensation	—	—	—	2,899	—	2,899
Common stock issued under Employee Stock Purchase Plan	18	—	54	—	—	54
Exercise of options to purchase common stock	75	—	183	—	—	183
Cancellation of restricted common stock	(5)	—	(57)	57	—	—
Restricted Stock Grants	360	—	3,143	(3,143)	—	—
Net loss	—	—	—	—	(12,919)	(12,919)

Balance at September 30, 2003	6,300	$6	$251,213	$(3,031)	$(223,464)	$24,724

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,919)	$(13,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,572	6,016
Non-cash restructuring costs	—	100
Non-cash compensation, net	2,899	3,905
Realized gain on vendor settlements	—	(14,870)
Realized gain on marketable investment	—	(1,020)
Changes in operating assets and liabilities:
Accounts receivable, net	(262)	254
Inventory, net	(1,672)	5,027
Other current assets and other assets	441	(190)
Adverse purchase commitment	—	(8,083)
Accounts payable and accrued liabilities	(795)	(1,516)
Accrued restructuring costs	(1,336)	(1,735)

Net cash used in operating activities	(10,072)	(25,308)

Cash flows from investing activities:
Purchases of marketable investments	(28,489)	(27,849)
Maturities of marketable investments	26,471	60,552
Purchases of property and equipment	(375)	(1,292)

Net cash (used)provided by investing activities	(2,393)	31,411

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	(2,710)	(2,330)
Proceeds from issuance of common stock, net	237	92

Net cash used in financing activities	(2,473)	(2,238)

Net (decrease)increase in cash and cash equivalents	(14,938)	3,865
Cash and cash equivalents at beginning of period	25,993	26,623

Cash and cash equivalents at end of period	$11,055	$30,488

Supplemental information:
Interest paid	$194	$470

See accompanying notes to condensed financial statements

NOTE 1—General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except for the December 31, 2002 balance sheet. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2002 contained in the 2002 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

Investments In Marketable Securities

At September 30, 2003, the Company held investments in investment grade debt and money market securities with various maturities through April 2004. Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of September 30, 2003 totaled $16.5 million. These debt securities have been classified as short-term marketable investments as they have original maturities of more than 90 days. The fair value of the Company’s total investments in marketable securities based upon the closing market prices of such securities on September 30, 2003 approximated the carrying value. The Company has designated all of its investments held on September 30, 2003 as held-to-maturity.

Investment In Sales-Type Leases

During the year ended December 31, 2000, the Company entered into an $8.6 million credit facility with a customer for the purchase of the Company’s equipment under a capital lease agreement. During 2001, the Company received the lessee’s quarterly lease payments; however, as a result of the continuing deterioration of the lessee’s financial position, the Company took a $2.6 million charge to reduce the carrying value of the lease receivable. The Company subsequently received the lessee’s quarterly lease payments through the first quarter of 2003. The Company did not receive the lessee’s quarterly lease payment that was due in the second quarter of 2003. In July 2003 the Company reached an agreement with the lessee to settle all remaining obligations for a one-time lump-sum payment of $2.6 million. The Company recorded this payment as a recovery of bad debt expense during the three months ending September 30, 2003.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended September 30, 2003 include revenue recognized from three significant customers totaling $1.0 million, or 28%; $1.0 million, or 27%(international customer); and $0.9 million, or 23% of net revenue. The Company’s revenues for the nine months ended September 30, 2003 include revenue recognized from two significant customers totaling $4.3 million, or 40% (international customer); and $1.5 million, or 14% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from two customers individually representing 70% and 12% of total accounts receivable at September 30, 2003.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the three and nine months ended September 30, 2003 the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.4 million and $9.6 million, respectively.

Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(2,273)	$(8,137)	$(12,919)	$(13,196)
Add: Stock-based employee compensation included in net loss	125	262	2,052	551
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(627)	(326)	(1,403)	(3,866)

Pro forma net loss under SFAS No. 123	$(2,775)	$(8,201)	$(12,270)	$(16,511)

Pro forma basic net loss per share under SFAS No. 123	$(0.49)	$(1.51)	$(2.18)	$(3.07)

Pro forma diluted net loss per share under SFAS No. 123	$(0.49)	$(1.51)	$(2.18)	$(3.07)

Assumptions:
Dividend Yield	—	—	—	—
Volatility factor	77%	350%	77%	350%
Risk free interest rate	1.25%	2.00%	1.25%	2.00%
Expected Life of Option	2 years	2 years	2 years	2 years

The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2003 and 2002 was $4.97, and $2.81 per share, respectively. The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2003 and 2002 was $4.76, and $3.43 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements (in thousands).

	Balance at January 1, 2003	Additions Charged to Costs and Expenses	Deductions For Costs Incurred	Deductions For Change In Estimates	Balance at September 30, 2003
Accrued warranty	$300	3	3	—	$300

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

Common stock equivalents of 1.0 million and 0.9 million for the three and nine month period ended September 30, 2003 were excluded from the calculation because of their anti-dilutive effect. Common stock equivalents of 0.4 million and 0.3 million for the three and nine month period ended September 30, 2002 were excluded from the calculation because of their anti-dilutive effect.

NOTE 4—Composition of Certain Balance Sheet Captions (in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Inventory:
Raw materials	$37,546	$54,590
Work in process	231	1,598
Finished goods	3,175	8,094
Allowance for excess and obsolescence	(38,226)	(63,228)

	$2,726	$1,054

Accrued liabilities:
Accrued compensation	$1,821	$1,695
Accrued legal settlement	—	900
Accrued warranty	300	300
Accrued paid time off	784	772
Deferred revenue	644	253
Other	714	1,699

	$4,263	$5,619

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

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at January 1, 2003	Activity	Balance at September 30, 2003
Excess lease costs	Cash	$5,567	$(1,261)	$4,306
Elimination of job responsibilities	Cash	75	(75)	—

		$5,642	$(1,336)	$4,306

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs (described above) agreed to extend those agreements beyond September 30, 2003 so that they would not expire prior to any settlement being finalized.

The Company incident to its business activities is party to other legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2003. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

NOTE 7—Subsequent Event

In October 2003, the Company sub-leased excess office space to a third party at a rate below what the Company is currently obligated to pay to its landlord. This office space was not included in the Company’s restructuring reserve, as the Company had occupied the space until October of 2003. As a result the Company expects to take a restructuring charge of approximately $0.4 million in the three months ending December 31, 2003.

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

For the three months ended September 30, 2003, revenue recognized from three largest customer, DSL.NET, Versatel, and MPower accounted for approximately 28%, 27% and 23% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Future sales, if any, to historically significant customers may be substantially less than historical sales. The loss of any one of our historically major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

We market and sell our products directly to telecommunications service providers and through distributors. We generally recognize revenue from product sales or sales-type leases upon shipment if collection of the resulting receivable is probable and product returns are reasonably estimated and the sales-type lease criteria are met. No revenue is recognized on products shipped on a trial basis. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenue is recognized. To date, significant revenues generated from international sources are entirely comprised of sales to Versatel.

We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of September 30, 2003, we had a substantial amount of fully reserved finished goods and component inventory for the CE200 product line. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete product, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units and our ability to sustain pricing at current levels which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

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

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our network management software. We believe that continued investment in research and development is critical to attaining our strategic product objectives.

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

Prior to the third quarter of 2003, the Company initiated employee stock option programs and restricted stock programs that required the Company to record deferred compensation and recognize compensation expense. We expect that the total amount of compensation expense that will be recognized under these programs will vary from period to period and the ultimate amount of compensation expense that will be recognized is not currently determinable. During the third quarter of 2003, additional deferred compensation was recorded in conjunction with a grant of restricted stock to two executive officers. The deferred compensation is being amortized to expense in accordance with FASB Interpretations No. 28 and No. 44 over the vesting period of the individual options and restricted stock. We recorded total deferred stock compensation of $32.3 million from inception to September 30, 2003 and amortized $29.3 million from inception to September 30, 2003.

As of September 30, 2003 approximately 248,000 restricted shares had vested and approximately 118,000 of the restricted shares had been cancelled. As of September 30, 2003 approximately 530,000 shares of restricted stock remain outstanding and unvested. Approximately 170,000, shares of the remaining restricted stock outstanding vests in August of 2004. Approximately 90,000, shares of the remaining restricted stock outstanding vests in July of 2004 and the remaining 270,000 shares vest quarterly over three years beginning in October 2004. The shares are restricted as to sale or transfer until vesting.

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

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at January 1, 2003	Activity	Balance at September 30, 2003
Excess lease costs	Cash	$5,567	$(1,276)	$4,306
Elimination of job responsibilities	Cash	75	(75)	—

		$5,642	$(1,336)	$4,306

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

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.7	79.0	33.6	(95.4)

Gross margin	67.3	21.0	66.4	195.4
Operating expenses:
Research and development	87.2	128.4	91.8	207.3
Sales and marketing	41.8	52.9	45.5	58.6
General and administrative	49.6	62.9	53.7	78.7
Amortization of deferred stock compensation	21.8	4.0	26.8	44.5
Recovery of bad debt	(70.3)	(20.8)	(31.4)	(42.1)
Restructuring costs	—	41.1	—	15.5

Total operating expenses	130.1	268.5	186.4	362.5
Loss from operations	(62.8)	(247.5)	(120.0)	(167.1)
Interest and other income, net	1.4	1.9	0.8	16.6

Net loss	(61.4)%	(245.6)%	(119.2)%	(150.5)%

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Net Revenue. Net revenue increased from $3.3 million for the three months ended September 30, 2002 to $3.7 million for the three months ended September 30, 2003. Sales to our three largest customers for the three months ended September 30, 2003, DSL.Net, Versatel, and Mpower Communications, were $1.0 million, $1.0 million, $0.9 million, respectively. Sales to our three largest customers for the three months ended September 30, 2002, Versatel, AT&T, and Mpower Communications, were $1.0 million, $0.5 million, and $0.4 million, respectively.

Gross Margin. Our gross margin increased from $0.7 million for the three months ended September 30, 2002 to $2.5 million for the three months ended September 30, 2003. The increase in gross margin was primarily the result of a significant increase of high margin software and service sales during the three months ended September 30, 2003. Software and service sales during the three months ended September 30, 2003 and 2002 was approximately $1.8 million and $0.6 million, respectively. During the three months ended September 30, 2003 and 2002, the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.4 million and $3.6 million, respectively. The Company expects margins in subsequent periods to be lower than in the current period.

Research and Development. Our research and development expenses decreased from $4.3 million for the three months ended September 30, 2002 to $3.2 million for the three months ended September 30, 2003. This decrease was primarily due to lower depreciation related to an ongoing reduction in purchases of engineering lab equipment, and decreased spending on prototype materials.

Sales and Marketing. Our sales and marketing expenses decreased from $1.8 million for the three months ended September 30, 2002 to $1.5 million for the three months ended September 30, 2003. This decrease was primarily due to a decrease in personnel costs and travel related expenses, which was partially offset by higher consulting costs.

General and Administrative. Our general and administrative expenses decreased from $2.1 million for the three months ended September 30, 2002 to $1.8 million for the three months ended September 30, 2003. This decrease was due to lower depreciation and facility related costs, which were partially offset by higher personnel costs.

Interest and Other Income. Our interest and other income decreased from $193,000 for the three months ended September 30, 2002 to $92,000 for the three months ended September 30, 2003. This decrease was primarily the result of lower average cash and short-term investment balances and a decrease in average investment yields.

Interest Expense. Our interest expense decreased from $129,000 for the three months ended September 30, 2002 to $41,000 for the three months ended September 30, 2003. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Net Revenue. Net revenue increased from $8.8 million for the nine months ended September 30, 2002 to $10.8 million for the nine months ended September 30, 2003. Sales to our two largest customer for the nine months ended September 30, 2003, Versatel and MPower was $4.3 million and $1.5 million, respectively. Sales to our three largest customers for the nine months ended September 30, 2002, Versatel, Mpower, and Network Telephone, were $1.9 million, $1.3 million, $0.7 million, respectively.

Gross Margin. Our gross margin decreased from $17.1 million for the nine months ended September 30, 2002 to $7.2 million for the nine months ended September 30, 2003. The decrease in gross margin was primarily the result of the Company recognizing a non-recurring gain of $14.9 million related to the settlement of disputes with four vendors. The gain is included as a credit to cost of goods sold for the nine months ended September 30, 2002. During the nine months ended September 30, 2003 and 2002, the Company sold CE200 access concentrators and related line cards that had been previously written down by $9.6 million and $3.6 million, respectively. The Company expects margins in subsequent periods to be lower than in the current period.

Research and Development. Our research and development expenses decreased from $18.2 million for the nine months ended September 30, 2002 to $9.9 million for the nine months ended September 30, 2003. This decrease was due to a reduction in our engineering staff, lower spending on prototype materials, and lower depreciation related to a reduction in the purchase of engineering lab equipment.

Sales and Marketing. Our sales and marketing expenses decreased from $5.1 million for the nine months ended September 30, 2002 to $4.9 million for the nine months ended September 30, 2003. This decrease was primarily due to a decrease in depreciation expenses, which was partially offset by higher personnel expenses.

General and Administrative. Our general and administrative expenses decreased from $6.9 million for the nine months ended September 30, 2002 to $5.8 million for the nine months ended September 30, 2003. This decrease was due to lower legal, facility, and depreciation costs which were partially offset by higher personnel costs.

Interest and Other Income. Our interest and other income decreased from $1.9 million for the nine months ended September 30, 2002 to $0.3 million for the nine months ended September 30, 2003. This decrease was primarily the result of a non-recurring gain of $1.0 million on marketable securities being recognized during the nine months ended September 30, 2002, and lower average cash and short-term investment balances and a decrease in average investment yields.

Interest Expense. Our interest expense decreased from $0.5 million for the nine months ended September 30, 2002 to $0.2 million for the nine months ended September 30, 2003. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

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

At September 30, 2003, we had cash and cash equivalents of $11.1 million and short-term marketable investments of $16.5 million.

We currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2003. Based on our current estimates, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in the third quarter of 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses related to litigation including any adverse determination in any of the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in the last two years. In the future, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Finally, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

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

Cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $10.1 million and $25.3 million, respectively. The relative decrease in cash used in operating activities for the nine months ended September 30, 2003 compared to the same period in the prior year was primarily the result of a reduction in the net loss after adjusting for the realized gain on vendor settlements that is included in the results for the nine months ended September 30, 2002. Excluding this non-cash gain, our net loss would have decreased during the nine months ended September 30, 2003 by approximately $15.6 million when compared to the same period in the prior year. Also contributing to the decrease was an overall decrease in disbursements related to funding our working capital requirements.

Cash (used)provided by investing activities for the nine months ended September 30, 2003 and 2002 was $(2.4) million and $31.4 million, respectively. The relative increase in cash used by investing activities for the nine months ended September 30, 2003 compared to the same period in the prior year was the result of a decrease in net maturities of marketable investments offset by a decrease in purchases of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2003 and 2002 was $2.5 million and $2.2 million, respectively. The increase in cash used in financing activities for the nine months ended September 30, 2003 compared to the same period in the prior year was primarily due to an increase in disbursement to pay down the principal balances of our capital leases and equipment notes payable which was partially offset by an increase in proceeds from the issuance of common stock.

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

Sales of our existing products and services, which were primarily aimed at the CLEC market, have decreased substantially over the last two years. Such sales could continue to decrease, if they continue at all. As a result, our future success is substantially dependant upon our ability to successfully market and commercialize our new VantEdge product on a timely basis. We began development of the VantEdge product in 2000, and formally announced the product in 2001 Sales of the VantEdge product may not be sufficient to allow us to continue to operate our business. Our business will be materially adversely impacted if we do not successfully commercialize the VantEdge product.

Copper Mountain May Not Be Able to Obtain Additional Capital to Fund Its Operations When Needed, and Without Additional Capital Copper Mountain May Not Be Able to Sustain Its Operations

We currently require approximately $5 to $7 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue. As a result, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the third quarter of 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from the sales of our products have decreased in the last two years. It is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all. Also, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

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

Copper Mountain Derives Almost All of Its Revenues From a Small Number of Customers and Copper Mountain’s Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Copper Mountain’s Products

Copper Mountain sells its products predominantly to CLECs. Sales to our largest three customers accounted for approximately 78% of our net revenue for the quarter ended September 30, 2003. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC customers and, in particular:

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

We have excess facilities in Fremont, California; San Diego, California; and Palo Alto, California, most of which are subleased. We are obligated to continue making payments on the leases associated with each of these excess facilities. Rent associated with these excess facilities has adversely affected our financial condition. If we are unable to sublease all of these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition.

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs (described above) agreed to extend those agreements beyond September 30, 2003 so that they would not expire prior to any settlement being finalized.

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

Intense Competition in the Market for Telecommunications Equipment Could Prevent Copper Mountain From Increasing or Sustaining Revenue and Prevent Copper Mountain From Achieving Annual Profitability

The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Cisco Systems, Inc., Juniper Networks, Inc., Lucent Technologies, Inc., Alcatel S.A., Nokia Corporation and Paradyne Corporation, among others. If we are unable to compete effectively in the market for DSL telecommunications equipment, our revenue levels and future results from operations could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including better access to the capital markets, larger cash reserves, higher market capitalizations, and vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or render our products obsolete. Although we believe we may have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Also, to the extent we introduce new product offerings intended to capitalize on the anticipated trend toward broad deployment of DSL services, including DSL services targeted at residential subscribers seeking high-speed access to public communications networks, we will encounter new competitors such as coaxial cable and wireless equipment vendors. Even if we are successful in competing in the business DSL market, we may not be able to compete successfully in the market for residential subscribers.

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

Because Substantially All of Copper Mountain’s Revenue is Derived From Sales of a Small Number of Products, Its Future Operating Results Will Be Dependent on Sales of These Products

Copper Mountain currently derives substantially all of its revenues from sales of a small number of products and expects that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products, including, but not limited to our VantEdge products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers, Northpoint Communications, Inc and Rhythms Netconnections, Inc. and several other CLEC customers. Factors that could, in the future, affect sales of our current or new or enhanced products include:

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

Substantial Future Issuances of Copper Mountain’s Common or preferred Stock in Private Placements or in the Public Market Could Cause Its Common Stock Price to Fall

Issuance of debt that is convertible into Copper Mountain common or preferred stock, or sales of a large number of shares of Copper Mountain’s common or preferred stock in private placements or in the public market or the perception that such transactions could occur could cause the market price of its common stock to drop. Such transactions could be accompanied by the issuance of warrants for the purchase of preferred or common stock, and such transactions could include other terms and conditions which would cause the price of Copper Mountain’s common stock to fall. As of September 30, 2003, we had approximately 6.3 million shares of common stock outstanding. We have filed six registration statements on Form S-8 with the Securities and Exchange Commission covering approximately 2.8 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of September 30, 2003, approximately 0.4 million shares are currently subject to exercisable options and 0.5 million shares of restricted stock are outstanding and begin to vest in 2004. Issuance of debt convertible into a large number of shares or sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at September 30, 2003.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the descriptions of legal proceedings contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 and June 30, 2003, which are incorporated herein by this reference, except to the extent updated in this Item 1.

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. In connection with the possible settlement, those officers and directors who had entered tolling agreements with the plaintiffs (described above) agreed to extend those agreements beyond September 30, 2003 so that they would not expire prior to any settlement being finalized.

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

On July 25, 2003, the Company filed a Current Report on Form 8-K announcing its unaudited financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Copper Mountain Networks, Inc.

Date: November 4, 2003	/s/	Richard S. Gilbert
Richard S. Gilbert
Chairman and
Chief Executive Officer

	/s/	Michael O. Staiger
Michael O. Staiger
Executive Vice President,
Chief Financial Officer and
Secretary