Form 10-K
period 2003-12-31
COPPER MOUNTAIN NETWORKS INC
filed 2004-02-24
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2003

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

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003 was approximately $48,197,409 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of January 31, 2004 was 6,306,941.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s year ended December 31, 2003.

COPPER MOUNTAIN NETWORKS, INC.

FORM 10-K

For the Year Ended December 31, 2003

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

Overview

Our current operating activities include developing, building and testing the VantEdge product line and establishing relationships with our target customers. In the future, we expect that revenue growth, if any, will be substantially dependent on sales of our VantEdge product. While we have generated some revenue from sales of our VantEdge product in each of the past five quarters, we may not be successful generating material revenues from the sale of the VantEdge product line in the future.

Currently, our revenue is generated primarily from sales of and service on our central office-based equipment: our CopperEdge 200 Digital Subscriber Line (DSL) concentrators, or CE200, and the related wide area network (WAN) modules and line modules. Additionally, we license network management software, which provides monitoring and management capabilities for the CE200 and the Vantedge, revenues from which have not been material to date.

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

Overall, the copper-based broadband subscriber base has grown rapidly in recent years. In December of 2003, the DSL Forum, a DSL industry group, published the results of a survey indicating there were approximately 55 million DSL subscribers worldwide, and forecasting approximately 200 million subscribers by the end of 2005. However, while the demand picture appears strong, service providers have experienced significant difficulties due to the considerable macroeconomic downturn that began in 2001. As a result, service providers’ capital expenditures have declined significantly in recent years and may continue to decline. This reduction in expenditures for networking equipment, including broadband access equipment, has caused many service providers to slow the expansion of their networks, and focus on achieving profitability for their existing broadband services.

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

Broadband service providers in general, and the ILECs in particular, have acknowledged the importance of addressing these issues. In August of 2002, a whitepaper jointly authored by BellSouth, SBC, and Verizon published via the DSL Forum entitled “DSL Evolution – Architecture Requirements for the Support of QoS-Enabled IP Services” recommended a common methodology for delivering Quality of Service (QoS)-enabled applications to DSL subscribers, as well as the hardware and software interfaces required by vendors to support an architecture for applications and services over DSL This effort was ratified and issued in September of 2003 by the DSL Forum as Technical Report (TR)-059.

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

The Copper Mountain Solution

Copper Mountain Networks, Inc. is a provider of intelligent broadband access solutions. We offer a broad set of intelligent broadband access equipment for ILECs, CLECs, independent operating companies (IOCs), inter-exchange carriers (IXCs), international postal, telephone and telegraph (PTTs), service providers, and other facilities-based carrier networks worldwide. These products enable efficient and scalable deployment of advanced voice, video and data services while leveraging existing network infrastructures and reducing both capital and operational costs. Our products have been proven in some of the world’s largest broadband network deployments. Our intelligent broadband access solutions offer the following key benefits:

1)	Intelligent aggregation solutions: As large broadband service providers continue to expand and modernize their networks to accommodate subscriber growth, they are experiencing significant scaling issues. Our VantEdge Access Broadband Remote Access Server (BRAS) is a purpose-built product, designed specifically for deployment in large-scale broadband access networks, which addresses these scaling issues. We expect the VantEdge Access BRAS to leverage the service provider’s previous investment in DSL access multiplexors (DSLAMs) and asynchronous transfer mode (ATM) switches by intelligently aggregating and managing traffic from existing DSLAMs. We also expect the VantEdge Access BRAS to enhance service provider profitability by providing a means of scaling existing networks, while reducing both capital and on-going operational costs. Additionally, the VantEdge Access BRAS enables efficient and cost-effective delivery of advanced multi-tiered services, such as packet voice, streaming video, bandwidth on demand, and broadcast audio/video, whose deployment in today’s broadband access networks is very limited due to the high cost of delivering these services over existing network architecture. With the VantEdge Access BRAS, broadband service providers should be able to both reduce costs and increase revenue by offering more services to more subscribers in a cost-effective, scalable manner.

2)	Intelligent subscriber solutions: Our intelligent subscriber solutions have been deployed in some of the world’s largest broadband networks. Our products are able to operate at multiple “layers” of network protocol stacks, including internet protocol (IP), point-to-point protocol (PPP) and ATM. This enables service providers to manage traffic from multiple services more intelligently than with other products. Further, our products make possible the delivery of a wider range of data, voice and video services to subscribers over the service provider’s copper loop infrastructure. We have two products that can directly terminate subscriber loops: the VantEdge Access BRAS, which has a DSL subscriber port density of up to 912 ports/chassis in its initial release, and the CopperEdge DSL/T1 Concentrator, which has a subscriber port density of up to 192 ports/chassis. Both products feature our multi-layer service intelligence, and offer service providers a wide range of performance, density and feature combinations.

3)	Carrier class, proven products: Our VantEdge and CopperEdge product families are designed to meet the stringent requirements of ILECs, IXCs, IOCs, CLECs and PTTs for deployment in their networks. The VantEdge and CopperEdge products are typically deployed in telephone company central offices, and the VantEdge and CopperEdge products are designed to meet or exceed demanding requirements in the central office such as power consumption; size requirements (19” or 23” rack mountable, with a 12” depth); and the Telcordia Network Equipment Building System (NEBS) Level 3 requirements. The VantEdge and CopperEdge product families also feature redundancy at multiple points in the system, and hot-swappable cards for easy installation and replacement to provide overall network and service delivery reliability. In a wide range of customer installations since 1998, including deployment in multiple nationwide networks comprised of thousands of our concentrators, our products have developed a strong reputation for performance, reliability, ease of installation and scalability. We are also an International Standards Organization (ISO) 9001 certified company with strong internal quality systems, providing further assurances of product quality and customer responsiveness.

4)

Scalable, proven network management solutions:    As service providers grow their broadband networks to accommodate subscriber growth and add more subscriber services, the challenge of managing the broadband access network, including all the network devices, all the subscribers, and all the services, becomes more complex. User self-selection of services further complicates the management of these networks. To manage the intelligent edge of broadband access networks, we offer the CopperView suite of network management tools. CopperView is a suite of software applications that runs on one or more computer servers in the service provider’s network operations centers. CopperView communicates with and manages the products in the VantEdge and CopperEdge product families, as well as a range of customer premise equipment (CPE) devices that have undergone integration with CopperView. CopperView also provides a means for the service providers’ other Network Management Systems (NMSs) and Operations Support Systems (OSSs) to interface to CopperView and to all our network products, so that the service provider can control end-to-end service provisioning and management of an entire network. CopperView has been integrated with the

NMS and OSS products of other leading vendors and has been deployed as a key component of integrated provisioning and management systems installed in a variety of large production networks. CopperView has been successfully used to manage broadband access networks consisting of thousands of CopperEdge DSL concentrators, and tens of thousands of CPE devices.

Strategy

Our mission is to deliver intelligent broadband access solutions which enable scalable and profitable deployment of the complete broadband experience—instant, on-demand access to entertainment, telephony, education, and personalized information and services—over existing copper connections. This mission reflects one of our core beliefs: that IP-based networking must be extended into the access network—to enable scalable, profitable copper-based broadband services.

The key elements of our strategy include:

Target large, copper-based broadband service providers in North America and Europe

While a large percentage of our revenues have been from CLEC customers to date, we believe the majority of the market opportunity for BRAS products moving forward will come from ILECs, IXCs and PTTs and, to a somewhat lesser extent, CLECs and IOCs. We believe several trends, including growing broadband subscriber bases, broad deployment of remote terminal DSLAMs, desire to deliver value-added services, and visible carrier efforts such as the DSL Forum TR-059 framework will drive procurement cycles for BRAS products worldwide as carriers look to modernize their broadband networks for more effective broadband aggregation. We have aligned our product, sales, marketing, support and distribution structures to reflect this market opportunity.

Develop intelligent, purpose-built solutions for the access network

The access network, including access infrastructure deployed in major central offices, has become a critical networking junction for service providers. It is the first opportunity to consolidate subscribers and services, and the last opportunity to manage the delivery of multiple services to subscribers. We believe the likely path of network evolution for service providers will be to enhance the networking capabilities and IP functionality of the access network to improve scalability, enable new value-added services, and improve profitability. We will continue to develop, sell and deliver products that intelligently aggregate both subscribers and other broadband access equipment in the access network.

Become the market leader in Access BRASs

We believe a new class of product, the Access BRAS, will emerge in the access network to address the existing scalability and cost challenges, and improve profitability for service providers. Moreover, we believe that the VantEdge is the first product purpose-built specifically to address these limitations in the access network versus competitive products which were initially designed for Internet Service Provider (ISP) points of presence or for other non-BRAS applications. Our comprehensive central office and broadband access network experience, the proven reliability and performance of our CopperEdge product line in large scale deployments, and the features, performance and price of the VantEdge collectively will play an important role in our work to establish the VantEdge Access BRAS as a leader in this important new category.

Establish a Strong Presence in the Independent Operating Company (IOC) market

Our CopperEdge DSL/T1 Access Concentrator and VantEdge Access BRAS are well suited for small- to medium-sized central offices and medium- to large-sized multi-tenant unit (MTU) buildings. The CopperEdge is a proven, reliable mid-range DSL/T1 platform, with over 16,000 units sold worldwide. The VantEdge offers service providers what we believe to be an unprecedented combination of performance, port density and intelligence in a cost-effective next generation multi-purpose platform. With system-wide packet and cell architecture; a 130 gigabits per second (Gbps) backplane; broad subscriber management and BRAS capabilities; high density aggregation and subscriber termination interfaces; multi-layer traffic management and a host of automated provisioning features, the VantEdge will offer an excellent platform for IOC broadband service deployments. These products, sold through our channel partners who maintain close ties to IOC customers, will help us to increase our overall market share in the IOC segment.

Accelerate customers’ delivery of value-added services over broadband

Many service providers are moving toward offering bundled services over broadband. To enable these services, a service provider will need to modernize its network, specifically the access portion of its network. Our solutions are well-positioned to deliver the required features and functionality to deliver these bundled services in a scalable and cost-effective manner. We expect to develop partnerships, establish broad interoperability, participate in industry events and undertake other activities to showcase our solutions and their ability to accelerate the deployment of value-added services.

Establish broad interoperability

Our products support a wide range of industry standard protocols, and we promote broad interoperability with a variety of standards-based hardware and software vendors. Our efforts in the area of interoperability also enable our technology to be combined with other networking products such as routers, access and aggregation devices, voice switches and CPE.

Copper Mountain Products

We offer a wide range of intelligent broadband access solutions to enable efficient and scalable deployment of advanced voice, video and data services while leveraging existing network infrastructures and reducing both capital and operational costs. Our products provide multiple building blocks used to build and expand broadband access networks: intelligent access network aggregation solutions that aggregate traffic from existing DSL access multiplexors; equipment that terminates the service provider side of subscriber loop circuits using technologies such as DSL and T1/E1; and a suite of network management tools for managing the intelligent edge of the service provider’s broadband access network. All of our products feature high degrees of network and service intelligence, to enhance network scalability and to enable new advanced services to be most efficiently delivered over broadband access networks. Our solution consists of the following product lines:

•	VantEdge™ Access BRASs are designed to be installed into the carrier’s access network—including major telephone company central offices to intelligently aggregate traffic from DSL Access Multiplexors, whether colocated or backhauled from smaller central offices (COs), remote terminals and MTU deployments.

•	CopperEdge® DSL Concentrators are deployed in telephone company central offices and in multi-tenant buildings to deliver a range of consumer and business broadband data and voice services.

•	CopperView™ Network Management Software Tools: Broadband service providers run CopperView on one or more servers in their network operations centers, and use CopperView to configure and manage the networks constructed from and the services delivered by the VantEdge, CopperEdge and CopperRocket products, as well as other CopperCompatible CPE devices.

VantEdge Access BRAS

We designed the VantEdge Access BRAS to play an important role in the evolution of the DSL access networks of large, facilities-based service providers. We intend for the VantEdge Access BRAS to be deployed in major central offices, where broadband services fan-out to hundreds or thousands of subscribers over individual subscriber circuits, and where subscriber traffic can first be effectively aggregated, managed and concentrated before traveling over inter-office trunks further into the service provider’s network. By using the VantEdge Access BRAS to aggregate traffic from existing DSLAMs, a service provider should be able to leverage its existing access network investment and much more cost-effectively scale its network and add new advanced services immediately and in the future.

We expect a number of carriers will modernize their existing broadband networks for better scalability, lower costs and advanced services. We designed the VantEdge Access BRAS to be deployed as a multi-purpose platform by a wide range of service providers to reduce the discrete number of devices that need to be deployed, scale their subscriber management capabilities, more effectively aggregate remote terminal DSLAMs, and to establish new, advanced, multi-tiered broadband services.

The VantEdge’s multi-layer service intelligence enables it to act upon subscriber traffic at multiple network layers: IP, PPP, ATM, DSL. The VantEdge also performs multiple types of IP and PPP layer aggregation of subscriber traffic, so that aggregated “service tunnels” can be sent out of the central office and further into the service provider’s network. This can dramatically simplify the process of provisioning subscriber services, extend the useful life of existing ATM switches, and reduce the service provider’s overall capital expenditures by eliminating the need for dedicated subscriber aggregation equipment further back in the network. The VantEdge will also perform multi-layer traffic management on all of a subscriber’s services simultaneously, so that higher priority services, whether they be IP or non-IP services, receive preference over lower-priority services. With its sophisticated subscriber traffic management features and its support for features needed by new advanced IP and non-IP services, the VantEdge is designed to cost-effectively enable service providers to offer more sophisticated data, switched voice, and streaming audio/video services over their broadband access networks.

The VantEdge product features the following:

•	Two chassis options:

•	The VantEdge 3000 is designed for the North American market, featuring 23” rack mounting, 12” depth, 20 slots for interface modules, and up to 912 subscriber ports in the initial release.

•	The VantEdge 3300 is designed for the European and International markets, featuring 19” rack mounting, 12” depth with front cabling, 14 slots for interface modules, and up to 624 subscriber ports in the initial release.

•	Two trunk interface modules connect to other DSLAMs for aggregation, or to the service provider’s switched ATM network. Trunk modules include:

•	4 port DS-3/E3

•	4 port OC-3/STM-1

•	2 port 1000BASE-X bE

•	32 port T1 Inverse multi-plexing over ATM (IMA)

•	3 port DS-3 channelized (expected in 2004)

•	2 port OC-12 (expected in 2004)

•	16 port 10/100 Ethernet (Expected in 2004)

•	Two subscriber interface modules directly terminate subscriber circuits on the VantEdge.

•	48 port full-rate ADSL

•	48 port G.shdsl

•	Three 100Base-T ports on the VantEdge System Control Module facilitate management of the VantEdge and enables the device to connect to other co-located IP-over-ethernet equipment for functions such as local content insertion.

•	Multi-layer service intelligence enables the VantEdge to act at multiple network layers (IP, PPP, ATM, DSL) to intelligently deliver subscriber services.

•	Multi-layer traffic management enables the VantEdge to simultaneously coordinate packets and cells at the port and queue levels, so that all services (IP and non-IP) can achieve the desired quality for the user experience.

•	Service aggregation enables the VantEdge to aggregate subscriber services at different layers (IP, PPP, ATM), for efficient delivery to the equipment further into the service provider’s broadband access network.

•	Intelligent networking models enable the VantEdge to concurrently support multiple advanced networking models to make packet and cell forwarding decisions, including Transparent Virtual Routing, PPP aggregation, ATM cell relay, and virtual circuit cross connect.

•	Interoperability with other vendors’ ATM DSL access multiplexors, ATM switches, and subscriber-side CPE devices ensures proper operation in a multi-vendor network environment.

•	The VantEdge has completed the Telcordia Technologies OSMINE process for TIRKS Operations Support Systems (OSS). Telcordia TIRKS is an integrated system that supports the total network provisioning process for special service circuits, message trunks, and carrier circuits. It also provides inventory management of facilities and equipment.

•	The VantEdge has earned the acceptance of the United States Department of Agriculture’s Rural Utilities Service (RUS). RUS provides rural telecommunications companies and Independent Operating Companies (IOCs) with low interest financing for the purchase of telecommunications equipment that has met the demanding RUS standards for proven deployments, performance and reliability.

The VantEdge builds upon our years of experience in building intelligent, carrier-class networking equipment as well as the intellectual property base we have built up over time. Much of the VantEdge’s software base leverages the feature-rich software of the CopperEdge product family. Dedicated VantEdge product development activity commenced in 2000. In 2001, we formally announced the product at the Supercomm 2001 trade show, and by the end of 2001 several prospective customers had indicated interest in the VantEdge by signing non-binding laboratory trial agreements. The VantEdge first shipped for revenue in the second quarter of 2002, and in the second half of 2002 we announced 3 customers who had selected or deployed the VantEdge. In 2003, we announced 7 additional commercial deployments of the VantEdge, and continued progress in a number of large carrier trials.

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

CopperView Network Management Tools

The CopperView suite of network management tools enables the service provider to effectively manage the intelligent edge of its broadband access network. CopperView directly communicates with and manages the VantEdge and CopperEdge product lines as well as a wide range of CPE devices. CopperView also contains interfaces to allow the service provider’s other network management and operations support systems to control and manage all of our products in the network, thereby enabling end-to-end service provisioning and management of the entire broadband access network. CopperView has been successfully integrated with multiple NMS and OSS systems used by various service providers. CopperView has also managed networks consisting of thousands of CopperEdge DSL Concentrators, and hundreds of thousands of CPE devices. The CopperView suite consists of multiple components:

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

Customers

In 2003, sales to our top two largest customers accounted for approximately 42% and 16%, of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers’ buying patterns are unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales.

To date, most of our customers have been CLECs, including the two largest customers referred to above. In response to the financial difficulties experienced by many of our CLEC customers and the resulting reduction in the demand for our products, we have modified our business plan to increasingly target ILECs, IXCs, PTTs and IOCs as potential customers. The future success of our business will substantially depend on our ability to achieve substantial sales to these target customers.

Copper Mountain Sales Organization

We sell and market our products primarily through our direct sales organization. Additionally, we have relationships with selected distributors to expand our distribution capabilities.

Direct Sales (North America).    Our national sales effort is overseen by our vice president of sales, and day-to-day sales management falls under regional or account-specific sales managers who are responsible for relationships with targeted customers. The sales management team for each customer is responsible for maintaining contact with key individuals who have planning and policy responsibility within the customer’s organization. Our sales engineers work with customers to support our products and our sales efforts. Direct sales accounted for approximately 88% of our revenue in 2003.

Direct Sales (International).    Our global direct sales also fall under the responsibility of our vice president of sales and his international sales organization. In October 2000, we opened an international office in Amsterdam serving Europe.

Channel Sales.    In 2002, we established relationships with Graybar and Power & Telephone to accelerate sales to new customers in North America. Since inception, those channels have delivered over 75 new customers, primarily for the CE200 product. In December of 2003, we added Canadian-based Dynavar to our list of distribution partners.

Copper Mountain Marketing Organization

Marketing follows a traditional structure of Product Marketing, Product Management, and Corporate Communications. For each area, we employ specialists on our markets, our products, and support services such as public relations. The marketing organizations are generally responsible for the following:

1)	Product Marketing: Defines the environment into which we sell our products. This includes defining the industry, customer, and competitive landscape and direction, market research, sales tools and other outbound functions.

2)	Product Management: Defines, prioritizes and drives the development of the required features and functionalities into our products, product strategy, interoperability and other partnerships.

3)	Corporate Communications: Responsible for Public Relations, our Web site, trade shows, collateral and other production capabilities.

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

We offer various training courses for our third-party resellers and telecommunications service provider customers. We provide technical support for our hardware products, which generally have a standard warranty of 12 months, both directly and through our selected service subcontractors. We also have a variety of post-warranty hardware, software maintenance and support programs.

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

Competition

The telecommunications equipment industry is highly competitive. We compete directly with Cisco Systems, Lucent Technologies, Alcatel S.A., Juniper Networks, and Redback Networks, among others.

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

Our manufacturing process enables us to configure our products to meet a wide variety of individual customer requirements. We have achieved ISO 9001 registration for quality assurance in design, sale, production, installation and service. Future growth may require an extension of existing internal and external manufacturing resources, hiring of additional technical personnel, improved coordination of supplier relationships with our inventory ordering and management practices, and expansion of information systems to accommodate planned growth across these areas.

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

Employees

As of December 31, 2003 we employed 111 employees, including 26 in sales, marketing and customer support, 7 in manufacturing, 64 in engineering, and 14 in finance, human resources, information systems and administration, and three of these employees were located outside of the United States. None of our employees is represented by collective bargaining agreements, and management considers relations with employees to be good.

Risk Factors That May Affect Results of Operations and Financial Condition

You should carefully consider the following risk factors and the other information included before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

The Difficulties Experienced By Many of Our Current Customers And The Challenges Associated With Penetrating New Markets Have Had And Are Expected To Continue To Have an Adverse Effect On Our Business.

To date, we have sold the majority of our products to competitive local exchange carrier (CLEC) customers. Many CLECs have experienced difficulties continuing to finance their businesses. As a result, these CLECs have been forced to scale back their operations, and some, including our historically two largest customers, Northpoint Communications, Inc. and Rhythms Netconnections, Inc., have filed for bankruptcy protection. Our business, financial condition and results of operations have been materially and adversely affected by these difficulties in the CLEC industry. We expect that our business will continue to suffer unless and until we are able to diversify our customer base to derive a substantially greater percentage of our revenues from other types of telecommunication service providers, such as incumbent local exchange carriers (ILECs), who are not experiencing the same level of financial difficulties.

The failure of our CLEC customers to raise sufficient capital to fund their operations and continue to order and pay for our products has impaired and may continue to impair our revenues and profitability. To the extent we ship products to customers who become unable to pay for the products, we may be required to write off significant amounts of our accounts receivable. Similarly, to the extent that our customers order products and then suspend or cancel the orders prior to shipping, we may not generate revenues from the products we build, our inventories may increase and our expenses will increase. Specifically, we may incur substantially higher inventory carrying costs, as well as be faced with the risk of the excess inventory that could become obsolete over time.

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

If We do Not Successfully Introduce and Commercialize the VantEdge Product, Our Business Will Be Materially Adversely Affected

In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our sales and marketing strategy on targeting ILECs, inter-exchange carriers (IXCs), international postal, telephone and telegraphs (PTTs) and independent operating companys (IOCs) as potential customers. The future success of our business will substantially depend on our ability to successfully sell our VantEdge product to such customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products. Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

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

We May Not Be Able to Obtain Additional Capital to Fund Our Operations When Needed, and Without Additional Capital We May Not Be Able to Sustain Our Operations

In the year ending December 31, 2003 we required approximately $3.5 to $5.5 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue or increase. Based upon our quarterly cash use in 2003, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next fifteen months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the fourth quarter of 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-K under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. It is unclear whether we will continue to generate revenue from sales of our current products at the same levels, if at all. Also, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations significantly beyond the first quarter of 2005, we expect that we may have to further reduce our expenses and / or raise additional funds. Moreover, we may require such financing sooner than anticipated. We anticipate that we may have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations and to demonstrate our future viability as a going concern to potential and existing customers. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

We May Not Achieve Quarterly or Annual Profitability

We expect to continue incurring significant sales and marketing, research and development and general and administrative expenses and, as a result, we may have difficulty achieving profitability, given our current level of revenue. We cannot be certain that we will realize sufficient revenues in the future to achieve profitability on an annual or quarterly basis.

We Derive Almost All of Our Revenues From a Small Number of Customers and Our Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Our Products

We sell our products predominantly to CLECs. Sales to our largest two customers accounted for approximately 58% of our net revenue for the year ended December 31, 2003. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC customers and, in particular:

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

Failure to Effectively Manage Operations in Light of Our Changing Revenue Base Will Adversely Affect Our Business

In the past, we have rapidly and significantly expanded and contracted our operations and we anticipate that in the future, expansion or contraction in certain areas of our business may be required to address potential changes in our client base and market opportunities. In particular, we expect to face numerous challenges in the execution of our new business strategy to focus more on the domestic ILEC and IXC market and the international PTT market. In connection with this endeavor, we may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth or reduction in growth effectively, our business, financial condition and results of operations will be materially adversely affected.

We have excess facilities in Fremont, California, San Diego, California, and Palo Alto, California, most of which are subleased. We are obligated to continue making payments on the leases associated with each of these excess facilities. Rent associated with these excess facilities has adversely affected our financial condition. If we are unable to sublease all of these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition.

We cannot assure you that we will be able to sufficiently decrease our operating expenses. If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.

We Have a Limited Operating History

We have a limited operating history as we were incorporated in March 1996. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. You should not expect future revenue to be comparable to our historic revenue, and our recent quarterly revenues are not a reliable indicator of future quarterly revenues. In addition, we believe that comparing different periods of our operating results is not meaningful, and you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as the telecommunications equipment industry and particularly within our volatile market segment. Some of the specific risks include whether we are able:

•	to compete in the intensely competitive market for telecommunications equipment;

•	to attract new customers;

•	to maintain a stable, sustainable customer base;

•	to successfully penetrate international markets;

•	to expand our addressable market by selling into the ILEC, IXC and international PTT markets;

•	to introduce new products and product enhancements in a timely and competitive fashion; and

•	to successfully manage the size of our operational infrastructure.

We discuss these and other risks in more detail below.

A Number of Factors Could Cause Our Operating Results to Fluctuate Significantly and Cause Our Stock Price to be Volatile

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of securities analysts or investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

•	telecommunications and DSL market conditions and economic conditions generally;

•	the financial viability and telecommunications equipment capital expenditure activities of our major customers and prospective customers;

•	our ability to penetrate the ILEC, IXC, PTT and IOC markets;

•	our prospective customers’ confidence in our ability to remain financially viable and these customers’ willingness to purchase our products;

•	the loss of any one or more of our major customers or a significant reduction in orders from those customers;

•	our ability to form and maintain distribution partnerships and other strategic partnerships necessary to penetrate the ILEC, IXC and international PTT markets;

•	fluctuations in demand for our products and services;

•	the timing and amount of, or cancellation or rescheduling of, orders for our products and services, particularly large orders from our key customers and our strategic distribution partners;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	new product introductions or announcements and price reductions of products offered by our competitors;

•	a decrease in the average selling prices of our products;

•	our ability to achieve cost reductions;

•	our ability to obtain sufficient supplies of sole or limited source components for our products;

•	changes in the prices of our components;

•	our ability to maintain production volumes and quality levels for our products;

•	the volume and mix of products sold and the mix of distribution channels through which they are sold;

•	increased competition, particularly from larger, better capitalized competitors; and

•	costs relating to possible acquisitions and integration of technologies or businesses.

We Sell the Majority of Our Products to Telecommunications Service Providers That May Reduce or Discontinue Their Purchase of Our Products At Any Time

The purchasers of our products to date have predominantly been the emerging telecommunications service providers known as CLECs. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential CLEC customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, has adversely affected their operating results or caused them to reduce their capital spending programs. If our customers are unable to raise sufficient capital or forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our telecommunications service provider customers have recently experienced consolidation, reduced or eliminated access to the capital markets and in some cases bankruptcy. The loss of one or more of our telecommunications service provider customers due to the aforementioned factors could have a material adverse effect on our business, financial condition and results of operations.

If DSL Technology and Our DSL-Related Product Offerings Are Not Accepted by Telecommunications Service Providers, We May Not Be Able to Sustain or Grow our Business

Our future success is substantially dependent upon whether DSL technology gains and maintains widespread market acceptance by financially viable telecommunications service providers, of which there are a limited number, and end users of their services. We have invested substantial resources in the development of DSL technology and related technologies, and all of our products are based on DSL technology or depend on the widespread acceptance and continued deployment of DSL technology. Telecommunications service providers are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by us. Even if telecommunications service providers adopt policies favoring full-scale implementation of DSL technology, they may defer purchases of our products or they may not choose to purchase our product offerings. In addition, we have limited ability to influence or control decisions made by telecommunications service providers. In the event that the telecommunications service providers to whom we market our products adopt technologies other than the DSL technologies offered by us or choose not to purchase our DSL product offerings or our other product offerings, we will not be able to sustain or grow our business.

We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources

On October 20, 2000, one of our stockholders, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against us and two of our officers, alleging violations of the federal securities laws arising out of recent declines in our stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of our current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. We filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004, and we expect a ruling shortly. The Complaints have been tendered to our insurance carrier. No discovery has been conducted.

In December 2001, the we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 based on allegations that our IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The amended complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints, collectively referred to here as the “IPO Lawsuits,” were filed in the same court against hundreds of other public companies (“Issuers”) who conducted IPOs between 1998 and 2000.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the we joined in a global motion to dismiss the IPO Cases filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the Issuers, and denying the motion to dismiss the Section 10(b) claims against us and many of the other issuers.

In June 2003, Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

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

Unless We are Able to Keep Pace With the Rapidly Changing Product Requirements of Our Customers, We Will Not Be Able to Sustain or Grow Our Business

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

Our Product Cycles Tend to be Short and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Occur Later than Anticipated or Not at All

In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write-off excess and obsolete inventory. In the past, we have experienced such write-offs attributed to the obsolescence of certain printed circuit boards and product sub-assemblies and to an excess of raw materials and finished goods on hand and on order. If we incur substantial sales, marketing and inventory expenses in the future that we are not able to recover, it would affect our liquidity and could have a material adverse effect on our business, financial condition and results of operations.

Our Ability to Sustain or Grow Our Business May Be Harmed if We Are Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Our Products

Our success will depend in part upon our ability to form and maintain distribution partnerships, including agreements under which we agree to sell our products to certain service provider customers through distribution partners. The amount and timing of resources which our distribution partners devote to our business, if any, is not within our control. Our distribution partners may not perform their obligations as expected. In some cases, agreements with our distribution partners may be relatively new, and we cannot be certain that we will be able to achieve expected revenues from such partners or sustain the level of revenue generated thus far under similar arrangements. If any of our distribution partners chooses not to renew, breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that such relationships are terminated, we may not be able to continue to maintain or develop similar relationships or to replace distribution partners. In addition, any such agreements we enter into in the future may not be successful.

Intense Competition in the Market for Telecommunications Equipment Could Prevent Us From Increasing or Sustaining Revenue and Prevent Us From Achieving Annual Profitability

The market for telecommunications equipment is highly competitive. We compete directly with the following companies: Cisco Systems, Lucent Technologies, Alcatel S.A., Juniper Networks, and Redback Networks, among others. If we are unable to compete effectively in the market for DSL and BRAS equipment, our revenue levels and future results from operations could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including better access to the capital markets, larger cash reserves, higher market capitalizations, and vendor-sponsored lease financing programs. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or render our products obsolete. Although we believe we may have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and greater financial resources, including other large telecommunications equipment manufacturers, may enter those markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors.

Future Consolidation in the Telecommunications Equipment Industry May Increase Competition That Could Harm Our Business

The markets in which we compete are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry could require that we reduce the prices of our products and result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Because we may be dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

We May Experience Difficulties in the Introduction of New Products That Could Cause Us to Incur Significant Unexpected Expenses or Delay the Launch of New Products

We intend to continue to invest in product and technology development. The development of new or enhanced products, including but not limited to the VantEdge line of products and new or enhanced DSL concentrator products, is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products, which may include new BRAS products and associated line cards, new broadband services concentrators and line cards for different variants of access technology including, but not limited to, DSL, T1/E1, and various optical access technologies. We may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in:

•	delays in or loss of market acceptance and sales;

•	diversion of development resources;

•	injury to our reputation; and

•	increased service and warranty costs.

Any of these could materially adversely affect our business, financial condition and results of operations.

We are Dependent on Widespread Market Acceptance of Our Products

Widespread market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of BRAS products in general and our BRAS products in particular, market acceptance of DSL technology, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies and the success and development of our distribution partnerships and field sales channels. Many of these factors are beyond our control. The introduction of new and enhanced products may cause certain customers to defer or return orders for existing products. Although we maintain reserves against such returns, such reserves may not be adequate. We cannot be certain that we will not experience delays in product development in the future. Failure of our existing or future products to maintain and achieve meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations.

Because Substantially All of Our Revenue is Derived From Sales of a Small Number of Products, Our Future Operating Results Will Be Dependent on Sales of These Products

We currently derive substantially all of our revenue from sales of a small number of products and expects that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products, including, but not limited to our VantEdge products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers, Northpoint Communications, Inc and Rhythms Netconnections, Inc. and several other CLEC customers. Factors that could, in the future, affect sales of our current or new or enhanced products include:

•	the demand for DSL solutions;

•	our successful development, introduction and market acceptance of new and enhanced products that address customer requirements;

•	product introductions or announcements by our competitors;

•	price competition in our industry and between DSL and competing technologies; and

•	technological change.

Our Limited Ability to Protect Our Intellectual Property May Adversely Affect Our Ability to Compete

Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

Claims Against Us Alleging Our Infringement of a Third Party’s Intellectual Property Could Result in Significant Expense to Us and Result in Our Loss of Significant Rights

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. In addition, in our agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

If We Lose Key Personnel We May Not Be Able to Successfully Operate Our Business

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on our engineering personnel and our senior management. The loss of the services of any key personnel, particularly senior management and engineers, could materially adversely affect our business, financial condition and results of operations.

If We Are Unable to Retain and Hire Additional Qualified Personnel As Necessary, We May Not Be Able to Successfully Achieve Our Objectives

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

Our Dependence on Sole and Single Source Suppliers Exposes Us to Supply Interruption

Although we generally use standard parts and components for our products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available or practical. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments which could materially adversely affect our business, financial condition and results of operations. We have evaluated alternative source vendors in the past for these key components and will continue to do so as appropriate, but any alternative vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Alternatively, as a result of the long lead times associated with ordering certain materials or components, we may not be able to accurately forecast our need for materials and components and this could result in excess inventory and related write-offs, which could have a material adverse effect on our business.

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

Our Dependence on Independent Manufacturers Could Result in Product Delivery Delays

We currently use a small number of independent manufacturers to provide certain printed circuit boards, chassis and subassemblies and, in certain cases, to complete final assembly and testing of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. If our current manufacturers are unable or unwilling to continue manufacturing our components in required volumes, it is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would result in the allocation of products to customers in volumes, which do not meet some or all of the customers’ requirements, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Intense Demand for Parts and Components May Create Allocations or Shortages Which May Expose Us to Supply Interruption

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

Our Customers May Demand Preferential Terms or Delay Copper Mountain’s Sales Cycle, Which Would Adversely Affect Our Results of Operations

In certain cases, our current and prospective customers are able to exert a high degree of influence over us. These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes. Historically this product approval process has taken as long as one year; in the future we expect this process to take two years or longer, especially for ILECs, IXCs and PTTs. Accordingly, we believe we will be required to submit successive versions of our products as well as new products to our current and prospective customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets, customers’ evaluation of competing products and regulatory issues affecting telecommunication service providers. Delays in the product approval process or failure to gain any such approval could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, future approvals, if any, and the ensuing sales of such products, if any, likely will take far longer to attain than in the past and may not continue to occur. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could adversely affect our results from operations or cause them to significantly vary from quarter to quarter.

Changes to Regulations Affecting the Telecommunications Industry Could Reduce Demand for Our Products or Adversely Affect Our Results of Operations

Any changes to legal requirements relating to the telecommunications industry, including the adoption of new regulations by federal or state regulatory authorities under current laws or any legal challenges to existing laws or regulations relating to the telecommunications industry, could have a material adverse effect upon the market for our products. Our current and prospective customers’ demand for our products may decline significantly due to changes in federal or state regulations governing such customers’ operations. Moreover, our distributors or telecommunications service provider customers may require, or we may otherwise deem it necessary or advisable, that we modify our products to address actual or anticipated changes in the regulatory environment. Our inability to modify our products or address any regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

Our Failure to Comply with Regulations and Evolving Industry Standards Could Delay or Prevent Our Introduction of New Products

The market for our products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In order to meet the requirements of our customers, our products may be required to comply with various industry standards and regulations including those promulgated by the Federal Communications Commission, or FCC, and standards established by Underwriters Laboratories and Bell Communications Research. Failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay or prevent the introduction of our products or adversely impact product sales. Moreover, enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and results of operations.

If Our Products Contain Defects, We May Be Subject to Significant Liability Claims from Our Customers, Distribution Partners and the End-Users of Our Products and Incur Significant Unexpected Expenses and Lost Sales

Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, product returns, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. We attempt to include in our agreements with customers and distribution partners provisions intended to limit our exposure to liability claims. Our customers and distribution partners may not be willing to agree to such provisions, and in any event such provisions may not be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of our products or from a defect related to the installation or operation of one of our products. Although we maintain product liability insurance covering certain damages arising from implementation and use of our products, our insurance may not cover any claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful could seriously damage our reputation and our business.

We May Engage in Future Acquisitions That Dilute Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

As part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could:

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

Our Stock Price Has Been and May Continue to be Extremely Volatile

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

In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations and the trading prices of many technology companies’ stocks, including ours, have been and may continue to be highly volatile. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. We have become the target of such litigation, and several class action lawsuits have been filed against us and certain of our officers alleging violation of Federal securities laws related to declines in our stock price. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

In the Past We Presented Pro Forma Operating Results on a Periodic Basis. Our Investors Should Understand That Such Presentation Is Not Intended to Be a Presentation In Accordance With Generally Accepted Accounting Principles

Such pro forma information was presented for information purposes only and is not intended to be a substitute for financial statements presented in accordance with generally accepted accounting principles. We believe that this information was presented in a manner that sufficiently describes the differences between the pro forma presentation and a presentation in accordance with generally accepted accounting principles. Our pro forma results are not a presentation in accordance with generally accepted accounting principles and are not presented in accordance with the standards applied to financial statements filed with the Securities and Exchange Commission. For more information regarding pro forma financial statements, refer to the “Investor Alert” issued by the Securities and Exchange Commission (Release 2001-144, issued December 4, 2001). For more information on how our pro forma financial results are different from our financial results presented in accordance with generally accepted accounting principles, please refer to the footnotes accompanying such pro forma financial statements.

Substantial Future Issuances of Our Common or Preferred Stock in Private Placements or in the Public Market Could Cause Our Common Stock Price to Fall

Issuance of debt that is convertible into our common or preferred stock, or sales of a large number of shares of our common or preferred stock in private placements or in the public market or the perception that such transactions could occur could cause the market price of our common stock to drop. Such transactions could be accompanied by the issuance of warrants for the purchase of preferred or common stock, and such transactions could include other terms and conditions which would cause the price of our common stock to fall. As of December 31, 2003, we had approximately 6.3 million shares of common stock outstanding. We have filed six registration statements on Form S-8 with the Securities and Exchange Commission covering approximately 2.8 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of December 31, 2003, approximately 0.5 million shares are currently subject to exercisable options and 0.5 million shares of restricted stock are outstanding and begin to vest in 2004. Issuance of debt convertible into a large number of shares or sales of a large number of shares could have an adverse effect on the market price for our common stock.

Certain Provisions in Our Corporate Charter and Bylaws May Discourage Take-Over Attempts and Thus Depress the Market Price of Our Stock

Provisions in our certificate of incorporation, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

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

Item 2.    Properties

We lease one facility in Palo Alto, California for research and development, administrative, sales and marketing purposes representing approximately 22,000 square feet of space, of which approximately 10,000 square feet is currently sub-leased. The lease for this facility expires in July 2007. We lease one facility in San Diego, California, which is used for integration and testing, engineering, customer support and administration representing approximately 126,000 square feet of space, of which approximately 85,000 square feet is currently sub-leased or is a candidate for being sub-leased. The lease pertaining to approximately 90,000 square feet of the leased space in the San Diego facility expires in May 2005, and the lease on the remaining San Diego space will expire in June 2006. We lease one facility in Fremont, California, which is currently sub-leased, representing approximately 21,195 square feet of space. The lease for this facility expires in February 2005. Our sub-leased space has been sub-leased at rental rates below our contractual lease commitment. The duration and collectablility of these sub-leased payments is not guaranteed. We believe that our facilities currently are adequate to meet our requirements.

Item 3.    Legal Proceedings

IPO Litigation.    In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The amended complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints, collectively referred to here as the “IPO Lawsuits,” were filed in the same court against hundreds of other public companies (“Issuers”) who conducted IPOs between 1998 and 2000.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the Company joined in a global motion to dismiss the IPO Cases filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing the Copmany’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the Issuers, and denying the motion to dismiss the Section 10(b) claims against the Company and many of the other issuers.

In June 2003, Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

Copper Mountain Securities Litigation, ND Cal. (and related actions).    On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of the Company’s current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al.) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004, and the Company expects a ruling shortly. The Complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted.

Aaron v. Gilbert, et. al.    On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court based upon the same facts as those alleged in In re Copper Mountain Securities Litigation. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. All parties have agreed to stay both the Aaron matter and the Czajowski matter pending resolution of the federal court securities action.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq National Market under the symbol “CMTN.” Our Common Stock was initially offered to the public on May 13, 1999 at $105.00 per share. The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market of our Common Stock for the periods indicated, as reported by Nasdaq. All per share prices have been adjusted for a 2 for 1 stock dividend, which was effective December 10, 1999 and a 1 for 10 reverse stock split, which was effective July 17, 2002. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal 2002
First Quarter	$21.40	$8.60
Second Quarter	9.90	6.70
Third Quarter	8.00	2.25
Fourth Quarter	4.30	2.72

Fiscal 2003
First Quarter	$4.49	$6.30
Second Quarter	10.80	5.89
Third Quarter	13.25	8.73
Fourth Quarter	10.80	7.97

To date, we have neither declared nor paid any cash dividends on the Common Stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our Common Stock in the foreseeable future. As of January 31, 2004, there were 330 holders of record of our Common Stock.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2003, regarding our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future grant under equity compensation plans
Equity compensation plans approved by security holders	1,100,958	$10.30	108,370
Equity compensation plans not approved by security holders	38,853	3.52	14,478

Total	1,139,811	$10.06	122,848

The material features of our Nonstatutory Stock Option Plan, which has not been approved by our stockholders, are described in Note 5 to our financial statements for the year ended December 31, 2003.

Item 6.    Selected Financial Data

In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. When you read this selected historical financial data, it is important that you read the historical financial statements and related notes as well as the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. Amounts below are in thousands, except per share data.

	Year Ended December 31,
	2003	2002		2001	2000	1999
Statement of Operations Data:
Net revenue	$13,972	$12,941		$22,425	$281,576	$112,723
Cost of revenue	4,923	(5,411	)(1)	65,285 (2)	165,128 (3)	53,002

Gross margin	9,049	18,352		(42,860)	116,448	59,721
Operating expenses:
Research and development	12,880	21,829		37,733	37,494	15,523
Sales and marketing	6,693	6,994		16,586	34,868	16,158
General and administration	4,275	5,284		15,664	21,823	5,998
Amortization of purchased intangibles	—	—		5,326	17,753	—
Amortization of deferred stock Compensation	3,594	4,320		4,934	3,664	5,431
Restructuring costs	—	1,361		20,382	—	—
Write-off of purchased intangibles	—	—		40,833	—	—
Write-off of in-process research and development	—	—		—	6,300	—

Total operating expenses	27,442	39,788		141,458	121,902	43,110

Income (loss) from operations	(18,393)	(21,436)		(184,318)	(5,454)	16,611
Interest and other income	332	2,145		4,141	9,618	4,385
Interest expense	(209)	(581)		(878)	(611)	(289)

Income (loss) before income taxes	(18,270)	(19,872)		(181,055)	3,553	20,707
Provision for income taxes	—	—		—	1,860	8,490

Net income (loss)	$(18,270)	$(19,872)		$(181,055)	$1,693	$12,217

Basic net income (loss) per share (4)	$(3.22)	$(3.68)		$(34.14)	$0.33	$3.90

Diluted net income (loss) per share (4)	$(3.22)	$(3.68)		$(34.14)	$0.29	$2.34

Shares used in basic per share calculations (4)	5,668	5,407		5,304	5,058	3,129

Shares used in diluted per share calculations (4)	5,668	5,407		5,304	5,822	5,228

(1)	Includes a reversal of charges totaling $14.9 million during the year related to the reduction in inventory purchase commitments, and the sale of inventory that had been written down by $4.4 million.
(2)	Includes charges totaling $53.5 million during the year related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements.
(3)	Includes charges totaling $41.9 million during the year related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements.
(4)	See Note 1 of the Notes to Financial Statements for a description of the computation of basic and diluted net income (loss) per share and the number of shares used to compute basic and diluted net income (loss) per share.

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$22,980	$40,509	$72,825	$162,616	$117,169
Working capital	19,585	31,419	43,681	143,387	132,187
Total assets	30,004	50,609	96,469	304,885	165,775
Long-term debt and capital lease obligation, less current portion	—	168	3,534	6,654	4,044
Total stockholders’ equity	20,078	34,507	50,185	224,826	143,321

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our current operating activities include developing, building and testing the VantEdge product line and establishing relationships with our target customers. In the future, we expect that revenue growth, if any, will be substantially dependent on sales of the VantEdge product. The VantEdge product is generally available for sale however, we have yet to generate material revenues from the sale of the VantEdge product line.

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

For the year ended December 31, 2003, sales to our two largest customers accounted for approximately 58% of our revenue, of which sales to Versatel and MPower accounted for approximately 42% and 16% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers’ buying patterns are unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of December 31, 2003, we had a substantial amount of fully reserved finished goods and component inventory for the CE200 product line. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete product, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units and our ability to sustain pricing at current levels which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

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

During the years ended December 31, 2003, 2002, and 2001 we recorded (credits)/charges to cost of revenue for inventory on hand and on order totaling $0.2 million, ($14.9) million, and $53.5 million respectively. The $14.9 million credit taken in 2002 was related to a reduction in adverse purchase commitments taken in prior periods. The amounts of the charges were determined based on estimates of the amounts we were committed to purchase and the anticipated demand for our products at the time the charges were taken. Actual results could differ from our estimates. Our customers buying patterns are unpredictable. Accordingly, actual demand for our products could be materially less or more than our estimates. The ultimate amount of inventory purchase commitments and ultimate amount of excess inventory cost incurred could differ materially from our estimates as a result of these uncertainties.

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

Prior to 2003, we initiated employee stock option programs and restricted stock programs that required us to record deferred compensation and recognize compensation expense. We expect that the total amount of compensation expense that will be recognized under these programs will vary from period to period and the ultimate amount of compensation expense that will be recognized is not currently determinable. During the third quarter of 2003, additional deferred compensation was recorded in conjunction with a grant of restricted stock to two executive officers. The deferred compensation is being amortized to expense in accordance with FASB Interpretations No. 28 and No. 44 over the vesting period of the individual options and restricted stock. We recorded total deferred stock compensation of $32.2 million from inception to December 31, 2003 and amortized $29.8 million from inception to December 31, 2003.

As of December 31, 2003 approximately 530,000 shares of restricted stock remain outstanding and unvested. Approximately 170,000, shares of the remaining restricted stock outstanding vests in August of 2004. Approximately 90,000, shares of the remaining restricted stock outstanding vests in July of 2004 and the remaining 270,000 shares vest quarterly over three years beginning in October 2004. The shares are restricted as to sale or transfer until vesting.

During the year ended December 31, 2001, we recorded a net charge of $1.9 million in bad debt expense related to an investment in a sales-type lease. This charge was estimated based on an updated credit assessment of the lessee. During the year ended December 31, 2002, we received approximately $2.8 million in lease payments under this sales-type lease and recorded those payments as a reduction of bad debt expense, which have been included in general and administrative expenses. During the year ended December 31, 2003, we received approximately $2.6 million as a settlement of all remaining amounts due under this lease agreement, which is included as a reduction to general and administrative expenses.

We have had three restructurings since March 2001. These restructurings resulted in our adoption of business plans to re-size our business to reflect current and expected business conditions. As a result of the adoption of these plans, we recorded total charges of approximately $21.7 million. These charges primarily relate to: consolidation of our continuing operations resulting in impairment of assets; anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Reserve Balance at December 31, 2000	Charge	Activity	Reserve Balance at December 31, 2001
Impairment of assets	Non-cash	$—	$9,200	$(9,087)	$113
Excess lease costs	Cash	—	7,586	(1,132)	6,454
Elimination of job responsibilities	Cash	—	3,596	(2,961)	635

		$—	$20,382	$(13,180)	$7,202

	Cash/ Non-cash	Reserve Balance at December 31, 2001	Charge	Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$113	$100	$(213)	$—
Excess lease costs	Cash	6,454	978	(1,865)	5,567
Elimination of job responsibilities	Cash	635	283	(843)	75

		$7,202	$1,361	$(2,921)	$5,642

	Cash/ Non-cash	Reserve Balance at December 31, 2002	Charge	Activity	Reserve Balance at December 31, 2003
Excess lease costs	Cash	$5,567	$—	$(1,947)	$3,620
Elimination of job responsibilities	Cash	75	—	(75)	—

		$5,642	$—	$(2,022)	$3,620

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

As discussed under “Warranty Reserves” in Note 1 of the notes to the financial statements, we provide limited warranties on certain of our products, typically for periods of up to one year. We recognize warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements.

As discussed under “Inventory” in Note 1 of the notes to the financial statements, inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. We estimate the market value of our inventory based upon anticipated future demand for our products.

As discussed under “Revenue Recognition” in Note 1 of the notes to the financial statements revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured. Sales returns are estimated based on historical experience and management’s expectations and are recorded at the time product revenue is recognized. Annual service and support arrangements can be purchased by customers for products no longer under warranty and are generally billed quarterly. Revenue from service and support arrangements is recognized ratably as services are performed. We may extend limited stock rotation, product return and price protection rights to certain distributors and resellers.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Years Ended December 31,
	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	35.2	(41.8)	291.1

Gross margin	64.8	141.8	(191.1)
Operating expenses:
Research and development	92.2	168.7	168.3
Sales and marketing	47.9	54.0	74.0
General and administration	30.6	40.9	69.8
Amortization of purchased intangibles	—	—	23.7
Amortization of deferred stock compensation	25.7	33.4	22.0
Restructuring costs	—	10.5	90.9
Write-off of purchased intangibles	—	—	182.1

Total operating expenses	196.4	307.5	630.8

Income (loss) from operations	(131.6)	(165.7)	(821.9)
Interest and other income	2.4	16.6	18.4
Interest expense	(1.5)	(4.5)	(3.9)

Net income (loss)	(130.7)%	(153.6)%	(807.4)%

Years Ended December 31, 2002 and 2003

Net Revenue.    Our revenue increased from $12.9 million in 2002 to $14.0 million in 2003. This increase was due to higher sales of our CE200 products and related software. Sales to our two largest customers for the year ended December 31, 2002, Versatel and Mpower increased from $3.4 million and $2.0 million, respectively, to $5.8 million and $2.3 million, respectively, for the year ended December 31, 2003. Our customers’ buying patterns are unpredictable. Future sales, if any, to our significant customers mentioned above may be substantially less than historical sales. Our future sales will be substantially dependent upon our ability to successfully commercialize and sell our VantEdge product.

Gross Margin.    Our gross margin decreased from $18.4 million or 141.8% in 2002 to $9.0 million or 64.8% in 2003. The decrease in gross margin, relative to the prior year, occurred primarily due to the recognition of a gain of $14.9 million in 2002 related to a reduction in purchase commitments previously charged to cost of revenue in 2001. During 2002 and 2003 we sold inventory that had previously been written down by $8.4 million and $11.2 million respectively.

Research and Development.    Our research and development expenses decreased from $21.8 million in 2002 to $12.9 million in 2003. This decrease was primarily the result of lower compensation costs as a result of lower headcount, lower depreciation related to fixed assets, and lower spending on prototype equipment, consultants and other outside services. Research and development expenses as a percentage of net revenue decreased as a result of flat sales and decreasing costs during 2003. We intend to continue to invest in research and development programs in future periods for the primary purpose of developing new products and enhancing our existing products.

Sales and Marketing.    Our sales and marketing expenses decreased from $7.0 million in 2002 to $6.7 million in 2003. This decrease was primarily the result of a decrease in travel and depreciation expense, which was partially offset by an increase in consultant costs and other outside services expenses. The decrease in sales and marketing expense as a percentage of net revenue from 54.0% in 2002 to 47.9% in 2003 was the result of a decrease in cost as noted combined with the increase in our net revenue during 2003.

General and Administrative.    Our general and administrative expenses decreased from $5.3 million in 2002 to $4.3 million in 2003. This decrease was primarily the result of a decrease in depreciation expense as a result of lower equipment purchases, reduced facility lease costs as a result of increased sub-lease receipts, and reduced legal costs, which savings was partially offset by higher compensation expense. Included in general and administrative expenses for the year ended December 31, 2003 and 2002, is a credit related to the recovery of bad debt in the amount of $3.4 million and $3.5 million, respectively. General and administrative expenses as a percentage of net revenue decreased from 40.9% in 2002 to 30.6% in 2003. This decrease as a percentage of sales was primarily the result of the items mentioned above.

Interest and Other Income.    Interest and other income decreased from $2.1 million in 2002 to $0.3 million in 2003. This decrease reflects a decrease in interest income generated from lower average cash balances and investments in marketable securities in 2003 and decreased average yields on such investments.

Income Taxes.    Our effective income tax rate was zero for 2002 and 2003.

Years Ended December 31, 2001 and 2002

Net Revenue.    Our revenue decreased from $22.4 million in 2001 to $12.9 million in 2002. This decrease was due to significantly fewer sales of our CE200 products. Sales to our three largest customers for the year ended December 31, 2001, MPower, Versatel, and Rhythms Netconnections, decreased from $5.2 million, $4.0 million, and $2.2 million, respectively, to $2.0 million, $3.4 million, and zero, respectively, for the year ended December 31, 2002. During 2001, Rhythms Netconnections filed petitions for Chapter 11 protection with the U.S. Bankruptcy Court. There are no expected future sales to Rhythms Netconnections. Sales to our three largest customers for the year ended December 31, 2002, Versatel, MPower Communications, and AT&T, were $3.4 million, $2.0 million and $1.3 million, respectively. Our customers’ buying patterns are unpredictable. Future sales, if any, to our significant customers mentioned above may be substantially less than historical sales. Our future sales will be substantially dependent upon our ability to successfully commercialize and sell our VantEdge product.

Gross Margin.    Our gross margin increased from $(42.9) million or (191.1)% in 2001 to $18.4 million or 141.8% in 2002. The increase in gross margin, relative to the prior year, occurred primarily due to $53.5 million in charges taken during the year ended December 31, 2001 to reduce certain inventory to its estimated net realizable value. In addition, we recognized a one-time gain of $14.9 million in 2002 related to a reduction in purchase commitments previously charged to cost of revenue in 2001 and the sale of inventory in 2002 that had previously been written down by $4.4 million.

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

General and Administrative.    Our general and administrative expenses decreased from $15.7 million in 2001 to $5.3 million in 2002. This decrease was primarily the result of a decrease in bad debt expense, decreased staffing for finance, management information systems, and human resources, and reductions in recruiting and facility related expenses. Included in general and administrative expenses for the year ended December 31, 2002, is a credit related to the recovery of bad debt in the amount of $4.4 million, which is partially offset by a $0.9 million charge related to the preliminary settlement of the Northpoint preference payment matter (see Note 8 to the Notes to the Financial Statements). General and administrative expenses as a percentage of net revenue decreased from 69.8% in 2001 to 40.9% in 2002. This increase as a percentage of sales was primarily the result of the items mentioned above.

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

At December 31, 2003, we had cash and cash equivalents of $13.0 million and short-term marketable investments of $10.0 million.

In the year ended December 31, 2003, we required approximately $3.5 to $5.5 million in cash per quarter to fund our operations, and we expect this rate of usage to continue or increase. Based upon our quarterly cash use in 2003, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next fifteen months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that our current sub-lease tenants do not default on our sublease agreements, that we do not incur significant additional expense related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-K under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect.

We have made significant investments in the development of our VantEdge product and believe it has significant promise, however it is unclear whether it will be commercially successful and generate revenue to offset the decline of sales of our current products. Presently, VantEdge is in trials at a number of carriers and it is uncertain as to whether it will meet the carrier’s performance and cost expectations or whether it will require substantial further development. As a result, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected. Should sufficient funds not be available to fund the commercialization of VantEdge, our viability as a going concern may be in doubt.

We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations significantly beyond the first quarter of 2005, we expect that we may have to further reduce our expenses and/or raise additional funds.

Should any of these or other factors occur, our use of cash may be adversely affected. This may require management to reduce expenses to have sufficient funds for our operations beyond the first quarter of 2005. Management believes that such expense reduction, if appropriate, would need to occur during the third quarter of 2004 in order for the cost savings to be meaningful to us.

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

Cash used in operating activities for the years ended December 31, 2003, 2002, and 2001 was $14.0, $28.5 million, and $86.8 million, respectively. The decrease in cash used by operating activities for the year ended December 31, 2003 compared to the prior year was primarily the result of a decrease in research and development and to a lesser extent a decrease in general and administrative expenses. The decrease in cash used by operating activities for the year ended December 31, 2002 compared to the prior year was primarily the result of a decrease in restructuring costs, inventory charges, selling and marketing expenses, general and administrative expenses, which was partially offset by a decrease in sales and gross margin.

Cash provided by investing activities for the years ended December 31, 2003, 2002 and 2001 was $4.1 million, $30.8 million, and $49.6 million, respectively. The decrease in cash provided by investing activities for the year ended December 31, 2003 compared to the prior period was primarily the result of decreased net maturities of marketable investments. The decrease in cash provided by investing activities for the year ended December 31, 2002 compared to the prior period was the result of decreased net maturities of marketable investments, offset by a decrease in purchases of computers and other equipment.

Cash used in financing activities for the years ended December 31, 2003, 2002, and 2001 was $3.1 million, $2.9 million, and $2.0 million, respectively. The increase in cash used in financing activities for the year ended December 31, 2003 compared to the prior year was primarily due to an increase in cash used to repay equipment loans. The increase in cash used in financing activities for the year ended December 31, 2002 compared to the prior year was primarily due to a decrease in proceeds from the sale of common stock.

Commitments and Contingencies

Our contractual obligations consist of operating, capital leases and purchase obligations. Future payments under these contracts consist of the following at December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
Capital Lease Obligations	$168	$168	$—	$—	$—
Operating Lease Obligations	11,900	5,410	6,490	—	—
Purchase Obligations	1,535	1,535	—	—	—

Total	$13,603	$7,113	$6,490	$—	$—

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, is expected to have a material adverse effect on our financial position, results of operations, cash flows or our ability to conduct business.

Summarized Quarterly Data (Unaudited)

The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2003. We believe this information reflects all adjustments (consisting only of normal recurring adjustments, except as noted in the footnotes below) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (in thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
2003
Net revenues	$3,571		$3,571		$3,698		$3,132
Gross margin	2,595		2,116		2,489		1,849
Income (loss) from operations	(4,556	)(1)	(6,123	)(7)	(2,324	)(8)	(5,389)
Net Income (loss)	(4,540)		(6,107)		(2,273)		(5,350)
Basic net income (loss) per share (9)	(0.82)		(1.09)		(0.40)		(0.93)
Diluted net income (loss) per share (9)	(0.82)		(1.09)		(0.40)		(0.93)

2002
Net revenues	$3,014		$2,441		$3,313		$4,172
Gross margin	960		15,483	(3)	696		1,214
Income (loss) from operations	(12,015	)(1)	5,567	(4)	(8,201	)(5)	(6,788	)(6)
Net Income (loss)	(10,748	)(2)	5,688		(8,137)		(6,676)
Basic net income (loss) per share (9)	(2.01)		1.06		(1.50)		(1.21)
Diluted net income (loss) per share (9)	(2.01)		1.00		(1.50)		(1.21)

(1)	Includes a credit for $0.7 million related to the recovery of bad debt expense.
(2)	Includes a credit for $1.0 million recovery of a charge related to an investment in commercial paper.
(3)	Includes a one-time gain of $14.9 million related to the settlement of various vendor disputes.
(4)	Includes a credit for $2.3 million related to the recovery of bad debt expense.
(5)	Includes a $1.4 million restructuring charge and a credit of $0.7 million related to the recovery of bad debt expense.
(6)	Includes a $0.9 million charge related to the preliminary settlement of the Northpoint preference payment matter, which is offset by a credit for $0.7 million related to the recovery of bad debt expense
(7)	Includes a $0.1 million credit related to the recovery of bad debt expense.
(8)	Includes a $2.6 million credit related to the recovery of bad debt expense.
(9)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. Net income (loss) per share data for all periods presented has been adjusted to reflect the two-for-one stock dividend that was effective December 10, 1999 and a 1 for 10 reverse stock split that was effective July 17, 2002. See Note 1 of Notes to the Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our long-term debt arrangements and our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2003.

Item 8.    Financial Statements

Our financial statements at December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and the Reports of Deloitte and Touche LLP and Ernst & Young LLP, Independent Auditors, are included in this Report on pages F-1 through F-27.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

Changes in internal controls.    There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” Certain information with regard to our equity compensation plans is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Independent Auditors’ Fees” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description of Document
3.1	Bylaws of the Company.(1)
3.2	Amended and Restated Certificate of Incorporation of the Company, as amended.(1) (4)(6)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.(1)
10.1	Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”).(4)*
10.2	Form of Stock Option Agreement pursuant to the 1996 Plan.(1)*
10.3	1999 Employee Stock Purchase Plan and related offering documents.(1)*
10.4	Employment Agreement between the Company and Richard Gilbert, dated March 22, 1998.(1)*
10.5	Loan and Security Agreement between the Company and Silicon Valley Bank, dated August 14, 1998.(1)
10.6	Warrant Agreement between the Company and MMC/GATX Partnership No. 1, dated October 4, 1996.(1)
10.7	1999 Non-Employee Directors’ Stock Option Plan.(1)*
10.8	Form of Nonqualified Stock Option for use with 1999 Non-Employee Directors’ Stock Option Plan.(1)*
10.9	Form of Indemnification Agreement(1)*
†10.10	Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated April 8, 1999.(1)
†10.11	Standard Full Service Gross Office Lease among the Company, Pacific Sorrento Mesa Holdings, L.P., and Pacific Stonecrest Holdings, L.P., dated March 31, 1999.(1)
†10.12	Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated July 21, 1999. (2)
10.13	OnPREM Networks Corporation 1998 Stock Option Plan (3).
10.14	Form of Stock Option Agreement pursuant to the OnPREM Networks Corporation 1998 Stock Option Plan. (3)
10.15	2000 Nonstatutory Stock Option Plan.(5)
10.16	Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(5)

Exhibit Number	Description of Document
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of Ernst & Young LLP.
31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Richard S. Gilbert and Michael O. Staiger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
24.1	Power of Attorney. Reference is made to page 53.
99.1	Officers’ Certification.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “Commission”) on March 1, 1999 (File No. 333-73153), as amended by Amendment No. 1 filed with the Commission on April 13, 1999, Amendment No. 2 filed with the Commission on April 26, 1999, and Amendment No. 3 filed with the Commission on May 11, 1999.
(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(4)	Filed as an exhibit to the Registrant’s Notice of Annual Meeting and Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission on April 10, 2000.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 7, 2000 (File No. 333-38798).
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

On October 28, 2003, the Company filed a Current Report on Form 8-K announcing its unaudited financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 24, 2004

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

Signature	Title	Date

/s/ RICHARD S. GILBERT Richard S. Gilbert	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2004

/s/ MICHAEL O. STAIGER Michael O. Staiger	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 24, 2004

/s/ TENCH COXE Tench Coxe	Director	February 24, 2004

/s/ ROGER EVANS Roger Evans	Director	February 24, 2004

/s/ JOSEPH D. MARKEE Joseph D. Markee	Director	February 24, 2004

/s/ RAYMOND V. THOMAS Raymond V. Thomas	Director	February 24, 2004

/s/ JOSEPH R. ZELL Joseph R. Zell	Director	February 24, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Copper Mountain Networks, Inc:

We have audited the accompanying balance sheets of Copper Mountain Networks, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits also included the information pertaining to the years ended December 31, 2003 and 2002 included in the financial statement schedule listed on Schedule II (II-1). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information in such financial statement schedule pertaining to the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

San Diego, California

February 13, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Copper Mountain Networks, Inc.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Copper Mountain Networks, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Copper Mountain Networks, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California

February 1, 2002

COPPER MOUNTAIN NETWORKS, INC.

BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$13,003	$25,993
Short-term marketable investments	9,977	14,516
Accounts receivable, net	1,305	1,001
Inventory	2,194	1,054
Other current assets	734	1,438

Total current assets	27,213	44,002
Property and equipment, net	2,172	5,983
Other assets	619	624

Total assets	$30,004	$50,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,127	$998
Accrued restructuring costs	1,674	2,600
Accrued liabilities	4,659	5,619
Current portion of obligations under capital leases and equipment note payable	168	3,366

Total current liabilities	7,628	12,583
Obligations under capital leases and equipment note payable, less current portion	—	168
Accrued restructuring costs	1,946	3,042
Other accrued liabilities	352	309
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 200,000 shares authorized, 6,304 and 5,852 shares issued and outstanding at December 31, 2003 and 2002, respectively	6	6
Additional paid-in capital	251,274	245,667
Deferred compensation	(2,387)	(621)
Accumulated deficit	(228,815)	(210,545)
Other comprehensive income	—	—

Total stockholders’ equity	20,078	34,507

Total liabilities and stockholders’ equity	$30,004	$50,609

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Product revenue	$11,723	$9,883	$18,445
Service revenue	2,249	3,058	3,980

Total net revenue	13,972	12,941	22,425
Cost of revenue	4,923	(5,411)	65,285

Gross margin	9,049	18,352	(42,860)
Operating expenses:
Research and development	12,880	21,829	37,733
Sales and marketing	6,693	6,994	16,586
General and administrative	4,275	5,284	15,664
Amortization of purchased intangibles	—	—	5,326
Amortization of deferred stock compensation *	3,594	4,320	4,934
Restructuring costs	—	1,361	20,382
Write-off of purchased intangibles	—	—	40,833

Total operating expenses	27,442	39,788	141,458

Loss from operations	(18,393)	(21,436)	(184,318)
Other income (expense):
Interest and other income	332	2,145	4,141
Interest expense	(209)	(581)	(878)

Loss before income taxes	(18,270)	(19,872)	(181,055)
Provision for income taxes	—	—	—

Net loss	$(18,270)	$(19,872)	$(181,055)

Basic net loss per share	$(3.22)	$(3.68)	$(34.14)

Diluted net loss per share	$(3.22)	$(3.68)	$(34.14)

Basic common equivalent shares	5,668	5,407	5,304

Diluted common equivalent shares	5,668	5,407	5,304

*	The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$139	$380	$237
Research and development	1,413	881	1,388
Sales and marketing	545	520	796
General and administrative	1,497	2,539	2,513

Total	$3,594	$4,320	$4,934

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2001	5,205	$5	$236,722	$(2,283)	$(9,618)	$—	$224,826
Options to purchase common stock for consulting Services	—	—	4	(4)	—	—	—
Deferred compensation related to the grant of stock options	—	—	99	(77)	—	—	22
Amortization related to deferred stock compensation	—	—	—	1,459	—	—	1,459
Cancellation of options to purchase common stock	—	—	(556)	556	—	—	—
Issuance of restricted stock to employees	510	1	9,008	(5,556)	—	—	3,453
Cancellation of restricted stock issued to employees	(15)	—	(239)	239	—	—	—
Common stock issued under Employee Stock Purchase Plan	14	—	691	—	—	—	691
Exercise of options to purchase common stock	85	—	449	—	—	—	449
Net exercise of warrants to purchase common stock	36	—	—	—	—	—	—
Unrealized gain on marketable investment	—	—	—	—	—	340	340
Net loss	—	—	—	—	(181,055)	—	(181,055)

Balance at December 31, 2001	5,835	$6	$246,178	$(5,666)	$(190,673)	$340	$50,185
Deferred compensation related to the revaluation of stock Options	—	—	788	(788)	—	—	—
Amortization related to deferred stock compensation	—	—	—	4,320	—	—	4,320
Issuance of restricted stock to employees	25	—	71	(71)	—	—	—
Cancellation of restricted stock issued to employees	(98)	—	(1,584)	1,584	—	—	—
Common stock issued under Employee Stock Purchase Plan	13	—	64	—	—	—	64
Exercise of options to purchase common stock	77	—	152	—	—	—	152
Repurchase of fractional shares	—	—	(2)	—	—	—	(2)
Reclassification of realized gain on marketable investment	—	—	—	—	—	(340)	(340)
Net loss	—	—	—	—	(19,872)	—	(19,872)

Balance at December 31, 2002	5,852	$6	$245,667	$(621)	$(210,545)	$—	$34,507
Deferred compensation related to the revaluation of stock Options	—	—	2,274	(2,274)	—	—	—
Amortization related to deferred stock compensation	—	—	—	3,594	—	—	3,594
Issuance of restricted stock to employees	360	—	3,143	(3,143)	—	—	—
Cancellation of restricted stock issued to employees	(5)	—	(57)	57	—	—	—
Common stock issued under Employee Stock Purchase Plan	18	—	54	—	—	—	54
Exercise of options to purchase common stock	79	—	193	—	—	—	193
Net loss	—	—	—	—	(18,270)	—	(18,270)

Balance at December 31, 2003	6,304	$6	$251,274	$(2,387)	$(228,815)	$—	$20,078

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(18,270)	$(19,872)	$(181,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of purchased intangibles	—	—	40,833
Depreciation and amortization	4,265	7,726	15,424
Non-cash restructuring and other non-recurring costs	—	100	9,200
Non-cash compensation	3,594	4,320	4,934
(Gain)/loss on investment in marketable investments	—	(1,020)	1,020
Realized gain on vendor settlements	—	(14,870)	—
Changes in operating assets and liabilities:
Accounts receivable	(304)	573	17,922
Inventory	(1,140)	6,448	18,736
Other current assets and other assets	709	256	16,770
Accounts payable and accrued liabilities	(788)	(2,663)	(17,170)
Adverse purchase commitments	—	(8,083)	(20,517)
Accrued restructuring costs	(2,022)	(1,447)	7,089

Net cash used in operating activities	(13,956)	(28,532)	(86,814)

Cash flows from investing activities:
Purchases of marketable investments	(31,784)	(35,885)	(143,997)
Maturities of marketable investments	36,323	68,251	200,054
Purchases of property and equipment	(454)	(1,558)	(6421)

Net cash provided by investing activities	4,085	30,808	49,636

Cash flows from financing activities:
Payments on capital lease obligations and equipment notes	(3,366)	(3,120)	(3,177)
Proceeds from issuance of common stock	247	214	1,140

Net cash used in financing activities	(3,119)	(2,906)	(2,037)

Net decrease in cash and cash equivalents	(12,990)	(630)	(39,215)
Cash and cash equivalents at beginning of year	25,993	26,623	65,838

Cash and cash equivalents at end of year	$13,003	$25,993	$26,623

Supplemental information:
Interest paid	$209	$581	$878

Issuance of stock for consulting services	$—	$—	$4

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

Management Plans

As shown in the financial statements, the Company incurred significant losses from continuing operations of $18.3 million and $19.9 million, and used cash to fund its operations of $17.5 million and $32.3 million for the years ended December 31, 2003 and 2002, respectively. The Company currently requires approximately $4 million to $5.5 million of cash per quarter to fund operations and management expects this rate of usage to continue. The Company has $23.0 million of cash, cash equivalents and short term investments at December 31, 2003.

The Company has made significant investments in the development of the VantEdge product and believes it has significant promise; however it is unclear whether it will be commercially successful and generate revenue to offset the decline of sales of current products. Presently, VantEdge is in trials at a number of carriers and it is uncertain as to whether it will meet the carrier’s performance and cost expectations or whether it will require substantial further development. As a result, the enhancement and commercialization of the VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

The Company currently funds its operations with cash, cash equivalents and marketable investments. In the absence of increased sales of CopperEdge products, or significant sales of the VantEdge product, the Company may have to further reduce expenses through workforce reductions and other cost cutting measures to fund operations beyond the first quarter of 2005. If deemed necessary, Management intends to implement such expense reduction during the third quarter of 2004. The Company may also seek equity or long-term debt financing in the private or public capital markets to obtain the funds needed to continue operations and to demonstrate the Company’s future viability as a going concern to potential and existing customers.

Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include estimated restructuring costs, excess inventory and adverse purchase commitments, provisions for returns and bad debts, the ultimate realizability of investments and intangible assets and the ultimate outcome of litigation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased. The carrying value of these instruments approximates fair

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

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

Investments

At December 31, 2003 and 2002, the Company held investments in investment grade debt securities with various maturities through May 2004. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of December 31, 2003 and 2002 totaled $10.0 million and $14.5 million, respectively. The Company has not included any of these securities in cash and cash equivalents as of December 31, 2003 and 2002, as they have original maturities of greater than three months. The Company has designated all of its investments in debt securities as held-to-maturity.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the year ended December 31, 2003 include sales to two significant customers totaling $5.8 million and $2.3 million. The Company’s revenues for the year ended December 31, 2002 include sales to three significant customers totaling $3.4 million, $2.0 million and $1.3 million. The Company’s revenues for the year ended December 31, 2001 include sales to three significant customers totaling $5.2 million, $4.0 million and $2.2 million.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from two customers individually representing 59% and 16% of total accounts receivable at December 31, 2003.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During 2002, the Company recorded a gain of $14.9 million related to the settlement of various vendor disputes. During 2001, the Company recorded charges totaling $53.5 million to cost of revenue to reduce the carrying value of inventory and to establish adverse purchase commitment liabilities for inventory purchase commitments of finished products and raw materials in excess of anticipated requirements and for excess inventory on hand at December 31, 2001. These reductions were primarily due to a significant decline in the demand for the Company’s products.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or lease terms, if shorter, for leasehold improvements. For the years ended December 31, 2003, 2002, and 2001, depreciation expense, including amortization of property and equipment acquired under capital lease obligations, was $4.3 million, $7.7 million, and $10.1 million, respectively.

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

Cost of Revenue

We recognized a one-time gain of $14.9 million in 2002 related to a reduction in purchase commitments previously charged to cost of revenue in 2001. During 2003 and 2002 we sold inventory that had previously been written down by $11.2 million and $8.4 million, respectively. In 2001 we recorded $53.5 million in charges to cost of revenue related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements.

Research and Development Costs

Costs incurred in connection with research and development are charged to operations as incurred. Costs of equipment for research and development that have alternative future uses are capitalized when purchased and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

Advertising Costs

The cost of advertising is expensed as incurred. For the years ended December 31, 2003, 2002, and 2001, the Company incurred advertising expense of $59,000, $202,000, and, $246,000, respectively.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the years ended 2002 and 2001, the Company implemented restructuring plans that included a number of cost reduction actions (Note 7). As a result of these plans, impairment losses were recorded for certain of the Company’s long-lived assets. Substantially all of the Company’s long-lived assets are located in the United States.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements.

	Balance at Beginning Of Year	Additions	Deductions For Costs Incurred	Deductions For Change In Estimates	Balance at End of Year
		Charged to Costs and Expenses
Accrued Warranty:

Year ended December 31, 2001	$3,714,000	—	1,337,000	1,652,000	$725,000
Year ended December 31, 2002	$725,000	—	226,000	199,000	$300,000
Year ended December 31, 2003	$300,000	—	4,000	96,000	$200,000

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

Stock-Based Compensation

At December 31, 2003 the Company has four stock-based compensation plans, which are described more fully in Note 5. The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for their employee stock option plans. Under APB No. 25, when the exercise price of the Company’s employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. During 2001, the Company recorded deferred compensation of $9.0 million related to the issuance of restricted common stock to employees. During 2002, the Company recorded deferred compensation of $0.8 million related to the re-pricing of employee stock options. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. As of December 31, 2003, options to purchase 312,068 shares are being accounted for as variable because the options were modified to reduce the exercise price. Accordingly, the intrinsic value of these options is remeasured at the end of each period.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(18,270)	$(19,872)	$(181,055)
Add: Stock-based employee compensation included in net loss, net of related tax effects	2,279	406	4,934
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,538)	(3,898)	(7,502)

Pro forma net loss under SFAS No. 123	$(18,529)	$(23,364)	$(183,623)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(3.27)	$(4.32)	$(34.62)

Assumptions:
Dividend yield	—	—	—
Volatility factor	77%	350%	140%
Risk free interest rate	1.25%	2%	4%
Expected life of option	2 years	2 years	2 years

The weighted-average estimated fair value of employee stock options granted during 2003, 2002, and 2001 was $4.78, $3.45, and $25.90 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

Comprehensive Income

The Company reports all components of comprehensive income, including net loss, in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. Other comprehensive loss for the year ended December 31, 2001 included an adjustment of $340,000 for an unrealized gain on investment. During the year ended December 31, 2002 this unrealized gain was realized. Other comprehensive loss for the years ended December 31, 2003 and 2002 did not differ from net loss.

Derivative Instruments and Hedging Activities

The Company did not use any derivatives during the three years ended December 31, 2003, and there was no cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 133.

Net Loss Per Share

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted-average number of shares of common stock outstanding and common stock equivalents during the period.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

There was no difference between the shares used in the calculation of basic and diluted net loss per share attributable to common shareholders during the years ended 2003, 2002, and 2001.

Potentially dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities totaling 0.9 million, 0.6 million, and 0.3 million for the years ended December 31, 2003, 2002, 2001, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

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

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

Reclassifications

Certain prior period amounts and balances have been reclassified to conform with the current period presentation.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

2.    Composition of Certain Balance Sheet Captions

	December 31,
	2003	2002
	(in thousands)
Accounts receivable:
Trade receivables	$1,305	$1,014
Allowance for doubtful accounts	—	(13)

	$1,305	$1,001

Inventory:
Raw materials	$35,308	$54,590
Work in process	164	1,598
Finished goods	2,451	8,094
Allowance for excess and obsolescence	(35,729)	(63,228)

	$2,194	$1,054

Property and equipment:
Laboratory equipment and software	$21,836	$21,717
Computer equipment and software	6,308	6,575
Office furniture and fixtures	2,572	2,610
Leasehold improvements	1,791	1,791
Construction in progress	21	16

	32,528	32,709
Less accumulated depreciation and amortization	(30,356)	(26,726)

	$2,172	$5,983

Accrued liabilities:
Accrued compensation	$1,790	$1,695
Accrued legal settlement	—	900
Accrued warranty	200	300
Accrued paid time off	832	772
Deferred revenue	732	253
Other	1,105	1,699

	$4,659	$5,619

3.    Investments

At December 31, 2003 and 2002, investments designated as held to maturity consisted of the following (in thousands):

	Current		Noncurrent
	December 31,		December 31,
	2003	2002	2003	2002
Held to maturity:
U.S. government securities	$—	$—	$—	$—
Corporate medium-term notes	9,977	14,516	—	—

	$9,977	$14,516	$—	$—

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

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

4.    Note Payable

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

A summary of the note payable is as follows (in thousands):

	December 31,
	2003	2002
Bank installment loan, with various maturity dates through October 2003, total monthly payments of $57,000, bearing interest at 10.8%, collateralized by equipment	$—	$709
Less current portion	—	(709)

	$—	$—

5.    Stockholders’ Equity

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Stock Option Re-pricing Program

In August 2002, the Company re-priced certain stock option grants (the “Re-pricing Program”). All terms of the re-priced options are substantially the same as the cancelled options. In August 2002, the Company re-priced 467,532 shares of common stock options in conjunction with the Re-pricing Program at an exercise price of $2.48 per share. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and will be amortized over the vesting period in accordance with FASB Interpretation No. 44. For the years ended December 31, 2003 and 2002 the Company recognized compensation expense of $2.3 million and $0.4 million, respectively, related to the Re-pricing Program.

Restricted Common Stock

During 2003, the Company granted 360,000 shares of restricted common stock to two executive officers. The related net compensation expense of approximately $3.1 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of four years. The Company recognized compensation expense of $1.1 million related to this grant of restricted common stock for the year ended December 31, 2003. These share begin to vest in July of 2004.

During 2001, the Company granted 510,000 shares of restricted common stock to certain employees. During 2002, the Company granted 25,000 shares of restricted common stock to certain employees. The related net compensation expense of approximately $9.0 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of approximately two years. The Company recognized compensation expense of $0.2 million, $3.6 million and $3.5 million related to this grant of restricted common stock for the year ended December 31, 2003, 2002 and 2001. As of December 31, 2003 all of these shares had either vested or been cancelled.

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

The 1996 Plan provides for the grant of options to the Company’s directors, officers, key employees, consultants and certain advisors. The 1996 Plan provides for the grant of incentive and nonstatutory stock options, stock bonuses and rights to purchase stock to employees, directors or consultants of the Company. The 1996 Plan provides that incentive stock options will be granted only to employees at no less than the fair market value of the Company’s common stock (no less than 85% of the fair market value for nonstatutory stock options). Options generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months, and are exercisable up to ten years from date of grant. As of December 31, 2003, 1,044,958 stock options are outstanding under the 1996 Plan and 98,720 are available for grant.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

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

Options granted under the Directors Plan shall be fully vested and exercisable on the date of grant and must be exercised within five years from the date they are granted. The exercise price of options under the Directors Plan will equal 100% of the fair market value of the common stock on the date of grant. Unless otherwise terminated by the board of directors, the Directors Plan automatically terminates when all of our common stock reserved for issuance under the Directors Plan has been issued. As of December 31, 2003, 56,000 stock options are outstanding under the Directors Plan and options for 9,650 shares are available for grant.

Nonstatutory Stock Option Plan

In March 2000, the Board adopted the Company’s 2000 Nonstatutory Stock Option Plan (the “NSO Plan”). A total of 60,000 shares of common stock are reserved for issuance pursuant to the NSO Plan. The NSO Plan provides for the grant of options to the Company’s employees (other than officers), consultants and certain advisors. The NSO Plan is a broad based plan and its adoption or amendment is not required to be approved by the Company’s stockholders. As of December 31, 2003, 38,436 stock options are outstanding under the NSO Plan and 14,478 are available for grant.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Upon certain changes in control, all outstanding stock options under the NSO Plan must either be assumed or substituted by the surviving entity. In the event the surviving entity does not assume or substitute such stock options, such stock options will be terminated to the extent not exercised prior to such change in control.

OnPREM 1998 Stock Option Plan

In connection with the acquisition of OnPREM Networks Corporation in February 2000, the Company assumed the 1998 Stock Option Plan of OnPREM and all outstanding options to purchase common stock of OnPREM under such plan. By virtue of the acquisition, the OnPREM options were proportionally adjusted with respect to exercise prices and the number of shares subject to each option based on the exchange ratio used in the acquisition. All other terms of the OnPREM options, such as vesting schedules, remained unchanged. As of December 31, 2003, 417 stock options are outstanding under the Plan. The Company will not make future grants under the 1998 Stock Plan of OnPREM.

All stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2001	935,858	$127.30
Granted	1,181,220	30.49
Exercised	(85,229)	5.26
Cancelled	(986,932)	122.35

Balance at December 31, 2001	1,044,917	32.38
Granted	712,332	3.46
Exercised	(77,012)	1.97
Cancelled	(876,911)	30.99

Balance at December 31, 2002	803,326	11.17
Granted	530,601	8.66
Exercised	(78,439)	2.45
Cancelled	(115,677)	16.16

Balance at December 31, 2003	1,139,811	$10.06

As of December 31, 2003, 2002 and 2001, there were options to purchase 491,163 shares, 395,735 shares and 356,255 shares, respectively, vested at weighted average exercise prices per share of $14.16, $19.75 and $37.96, respectively.

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.33 – 2.28	180,457	5.6	$1.79	147,124	$1.67
2.48 – 2.48	309,068	6.4	2.48	213,581	2.48
3.33 – 7.84	165,646	6.9	5.32	94,458	6.68
8.73 – 8.73	429,140	9.5	8.73	—	—
9.45 – 720.00	55,500	4.4	103.64	36,000	154.15

$ 0.33 – 720.00	1,139,811	7.4	$10.06	491,163	$14.16

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Employee Stock Purchase Plan

In February 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). A total of 60,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the ESPP. During the years ended December 31, 2003, 2002 and 2001, the ESPP purchased 17,911, 13,155 and 14,072 shares, respectively of the Company’s common stock. As of December 31, 2003, 601 shares are reserved for future purchases. The Company froze the ESPP after the February 2003 purchase as there were not enough shares remaining in the plan to complete the subsequent purchase.

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

Common Shares Reserved for Future Issuance

The following table presents shares reserved for future issuance under the Company’s stock option plans, restricted stock grants and ESPP as of December 31, 2003:

1996 Equity Incentive Plan	1,143,678
Non-Employee Directors’ Stock Option Plan	65,650
Nonstatutory Stock Option Plan	52,914
OnPREM 1998 Stock Option Plan	417
Employee Stock Purchase Plan	601

1,263,260

6.    Commitments

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

In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility includes $2.4 million in equipment loans and $2.6 million in commitments for the purchase of

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

equipment under a capital lease agreement. During the year ended December 31, 1999, the full amount of funds available under the equipment loan had been utilized. The full amount of funds available under the capital lease agreement had been utilized. The borrowings under the equipment loans and the capital lease agreement are to be repaid in 48 equal monthly installments and accrue interest at 10.8% per annum. Both obligations are secured by the related equipment (see Note 4).

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

The Company leases its facilities under noncancelable operating leases expiring on various dates through 2007. The leases contain renewal options and are subject to cost increases. Rent expense, net of amounts charged to the restructuring accrual, totaled $2.2 million, $2.3 million, and $3.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Equipment held under the capital leases totaled $1.1 million and $8.4 million and the related accumulated amortization totaled $1.0 million and $7.7 million at December 31, 2003 and 2002, respectively. The obligations under the capital leases are secured by the related equipment

Future minimum payments under the noncancelable operating leases and equipment under capital leases consist of the following at December 31, 2003 (in thousands):

	Operating Leases	Capital Leases
Year ending December 31,
2004	$5,410	$173
2005	3,572	—
2006	2,034	—
2007	884	—
2008	—	—

Total minimum lease payments	$11,900	173

Less amount representing interest		(5)

Total present value of minimum payments		168
Less current portion		(168)

Non-current portion		$—

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

As a result of the recent restructurings (Note 7) the Company has certain excess facilities that it is currently sub-leasing. Future minimum amounts due under these sub-leases as of December 31, 2003 are as follows (in thousands):

Year ending December 31,
2004	$1,373
2005	903
2006	733
2007	223
2008	—

Total minimum lease payments	$3,232

7.    Restructuring Costs and Asset Impairments

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Also as part of these plans, the Company elected to consolidate its operations and attempt to sublease certain of its facilities, which housed portions of its operations, marketing, sales and administrative activities. In the year ended December 31, 2001, the Company recorded estimated excess lease costs of $7.6 million, which were recorded as restructuring costs. Estimated excess lease costs are based on assumptions of differences between lease payments and sublease receipts that could be realized on potential subleases and assumed carrying terms. These assumptions are based on reasonably possible rates and terms from other recent leases of comparable properties. The excess lease costs were previously estimated to be $5.9 million. The increase in this estimate is attributable to an increase in the estimated holding periods for the remaining leases and decreased estimated sublease receipts based on continuing deterioration in the market for comparable rental office space. The rates and terms of the actual sub-leases may differ materially from these estimates, which could result in changes in the restructuring charge recognized during the year ended December 31, 2001. Future cash outlays related to these plans are expected to be completed in 2007.

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

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Reserve Balance at December 31, 2000	Charge	Activity	Reserve Balance at December 31, 2001
Impairment of assets	Non-cash	$—	$9,200	$(9,087)	$113
Excess lease costs	Cash	—	7,586	(1,132)	6,454
Elimination of job responsibilities	Cash	—	3,596	(2,961)	635

		$—	$20,382	$(13,180)	$7,202

	Cash/ Non-cash	Reserve Balance at December 31, 2001	Charge	Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$113	$100	$(213)	$—
Excess lease costs	Cash	6,454	978	(1,865)	5,567
Elimination of job responsibilities	Cash	635	283	(843)	75

		$7,202	$1,361	$(2,921)	$5,642

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

	Cash/ Non-cash	Reserve Balance at December 31, 2002	Charge	Activity	Reserve Balance at December 31, 2003
Excess lease costs	Cash	$5,567	$—	$(1,947)	$3,620
Elimination of job responsibilities	Cash	75	—	(75)	—

		$5,642	$—	$(2,022)	$3,620

8.    Litigation and Claims

On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United Stated District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of the Company’s current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004, and the Company expects a ruling shortly. The Complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted.

On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court based upon the same facts as those alleged in In re Copper Mountain Securities Litigation. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. All parties have agreed to stay both the Aaron matter and the Czajowski matter pending resolution of the federal court securities action.

In December 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated section 11 of the Securities Act of 1933 based on allegations that the Company’s IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The amended complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints collectively referred to here as the “IPO Lawsuits,” were filed in the same court against hundreds of other public companies (“Issuers”) who conducted IPOs between 1998 and 2000.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

On February 19, 2003, the court issued a decision denying the motion to dismiss the claims against the Company and almost all of the Issuers, and denying the motion to dismiss the Section 10(b) claims against the Company and many of the other issuers.

In June 2003, Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

On or about January 16, 2001, NorthPoint Communications, Inc., and related companies (collectively, “NorthPoint”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code, initiating bankruptcy proceedings in the United States Bankruptcy Court (“Bankruptcy Court”) for the Northern District of California, San Francisco Division (the “Bankruptcy Cases”). NorthPoint was a customer of the Company. The Bankruptcy Cases were converted to cases under Chapter 7 of the Bankruptcy Code on June 12, 2001. The Company timely filed a proof of claim against NorthPoint in an amount not less than U.S. $10,433,082.35 arising from, without limitation, prepetition unsecured claims under certain executory equipment purchase and software licensing agreements, a marketing and development agreement, and service agreements, which have been rejected. Pursuant to the settlement discussed below, a final order has been entered by the Bankruptcy Court allowing the Company’s prepetition claim in the amount of $10,433,082.35 as a general unsecured claim (the “Copper Mountain Claim”). The Company has sold the entire Copper Mountain Claim, thus the Company has no remaining interest in or entitlement to any portion of any payments that may be made on account of the Copper Mountain Claim.

On or about November 18, 2002, the Company received a letter from counsel for the Trustee of NorthPoint’s Chapter 7 Bankruptcy Estate (“Trustee”). In the letter, Trustee’s counsel alleged that the Company had received $13,357,590.69 in preferential payments from NorthPoint, and that under the provisions of Bankruptcy Code sections 547 and 550 the Trustee was entitled to recover these amounts from the Company. However, no adversary proceeding was initiated by the Trustee against the Company. The Company and the Trustee, through counsel, agreed in writing to toll the statute of limitations for a specified period to give the parties time to determine whether there was any basis for settling the matter short of litigation. Ultimately, the Company and the Trustee entered into a Settlement And Release Agreement dated March 26, 2003, pursuant to which the Company paid the Trustee the sum of $900,000, the Copper Mountain Claim was allowed as discussed above, and the parties mutually released each other from other claims subject to certain conditions and Bankruptcy Court approval (the “Settlement”). On April 21, 2003, the Bankruptcy Court entered an order approving the Settlement, and that order became final on May 2, 2003.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

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

The Company incident to its business activities is party to other legal proceedings and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2003. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

9.    Leased Equipment

During the year ended December 31, 2001, we recorded a net charge of $1.9 million in bad debt expense related to an investment in a sales-type lease. This charge was estimated based on a credit assessment of the lessee. During the year ended December 31, 2002, we received approximately $2.8 million in lease payments under this sales-type lease and recorded those payments as a reduction of bad debt expense, which have been included in general and administrative expenses. During the year ended December 31, 2003, we received approximately $2.6 million as a settlement of all remaining amounts due under this lease agreement, which is included as a reduction to general and administrative expenses.

10.    Income Taxes

The following is a reconciliation from the expected statutory federal income tax expense to the Company’s actual income tax expense (in thousands):

	Year Ended December 31,
	2003	2002	2001
Tax at U.S. statutory rate	$(6,212)	$(6,811)	$(63,611)
Amortization and write off of intangible assets	—	—	16,156
Change in statutory tax rate from 35% to 34%	—	2,555	—
Stock-based compensation	1,641	698	1,050
Net change in valuation allowance and other	4,571	3,558	46,405

	$—	$—	$—

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are shown below (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$83,794	$66,240
Tax credit carryforwards	14,801	14,189
Accruals and reserves	21,871	36,633
Deferred compensation	1,960	1,509
Capitalized research and development	3,175	2,806

Total deferred tax assets	125,601	121,377
Valuation allowance	(125,601)	(121,377)

Net deferred tax assets	$—	$—

A valuation allowance of $125.6 million and $121.4 million has been recorded at December 31, 2003 and 2002, respectively, to offset the net deferred tax assets as realization is uncertain due to the uncertainty of recoverability of such assets given the Company’s operating losses.

The Company had federal and California tax net operating loss carryforwards at December 31, 2003 of approximately $230 million and $98 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2011 and 2004, respectively, unless previously utilized. Included in the net operating loss carryforwards are stock option deductions of approximately $41.2 million. The benefit of these net operating loss carryforwards will be credited to equity when realized. The Company also has federal and California research tax credit carryforwards of approximately $8.3 million and $6.5 million, respectively, which will begin to expire in 2011 unless previously utilized.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of a portion of the Company’s net operating loss and credit carryforwards are limited because of a cumulative change in ownership of more than 50%, which occurred in prior years.

11.    Employee Savings Plan

The Company has a 401(k) plan, which allows participating employees to contribute up to 20% of their salary, subject to annual limits. The Company may, at its sole discretion, approve Company contributions. The Company has approved a match of 50% of the first 4% of salary deferred by employees for each of the three years during the period ended 2003. During the years ended December 31, 2003, 2002 and 2001, matching contributions were $199,000, $271,000 and $494,000, respectively.

12.    Related Party Transactions

At December 31, 2002, the Company had a note receivable from an officer with a face value of $1.0 million included in other current assets. This note was issued in connection with the officer’s employment and relocation agreement. The note bears no interest, is secured by the options to purchase the Company’s common stock held by the officer and is due at the earlier of March 30, 2003, or 15 days from the date the officer ceases to be an employee of the Company. As of December 31, 2003 the balance of the loan was $0.2 million, which was paid in full in January 2004.

Schedule II

COPPER MOUNTAIN NETWORKS, INC.

Valuation and Qualifying Accounts*

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
		Charged to Costs and Expenses
Allowance for Doubtful Accounts:
Year ended December 31, 2001	$1,968,000	24,000	1,522,000	$470,000
Year ended December 31, 2002	$470,000	—	457,000	$13,000
Year ended December 31, 2003	$13,000	—	13,000	$—

	Balance at Beginning of Year	Additions			Deductions		Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Inventory Reserves:

Year ended December 31, 2001	$12,328,000	36,336,000	34,300,000	**	2,082,000	(1)	$80,882,000
Year ended December 31, 2002	$80,882,000	—	—		17,654,000	(1)	$63,228,000
Year ended December 31, 2003	$63,228,000	170,000	—		27,669,000	(1)	$35,729,000

(1)	– Comprised of reserved inventory that was either disposed of or sold.

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
		Charged to Costs and Expenses
Adverse Purchase Commitments:

Year ended December 31, 2001	$28,600,000	17,200,000	37,717,000	$8,083,000
Year ended December 31, 2002	$8,083,000	—	8,083,000	$—
Year ended December 31, 2003	$—	—	—	$—

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
		Charged to Costs and Expenses
Deferred Tax Asset Valuation Allowance:

Year ended December 31, 2001	$58,280,000	59,236,000	—	$117,516,000
Year ended December 31, 2002	$117,516,000	3,861,000	—	$121,377,000
Year ended December 31, 2003	$121,377,000	4,224,000	—	$125,601,000

*	Certain prior period amounts and balances have been reclassified to conform to the current period presentation.

**	This amount was charged to the adverse purchase commitments.

II-1