Form 10-Q
period 2004-03-31
COPPER MOUNTAIN NETWORKS INC
filed 2004-04-21
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

YES ☐ NO ☒

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2004 was 6,310,606

COPPER MOUNTAIN NETWORKS, INC.

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,332	$13,003
Short-term marketable investments	6,979	9,977
Accounts receivable, net	896	1,305
Inventory, net	2,508	2,194
Other current assets	952	734

Total current assets	21,667	27,213
Property and equipment, net	1,884	2,172
Other assets	619	619

Total assets	$24,170	$30,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,567	$1,127
Accrued restructuring costs	1,758	1,674
Accrued liabilities	4,016	4,659
Current portion of obligations under capital leases and equipment notes payable	79	168

Total current liabilities	7,420	7,628
Accrued restructuring costs	1,459	1,946
Other accrued	308	352
Stockholders’ equity:
Common stock	6	6
Additional paid in capital	251,387	251,274
Deferred compensation	(1,889)	(2,387)
Accumulated deficit	(234,521)	(228,815)

Total stockholders’ equity	14,983	20,078

Total liabilities and stockholders’ equity	$24,170	$30,004

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Product revenue	$1,307	$3,016
Service revenue	682	555

Total net revenue	1,989	3,571
Cost of revenue	647	976

Gross margin	1,342	2,595
Operating expenses:
Research and development	3,391	3,437
Sales and marketing	1,489	1,722
General and administrative	1,612	2,049
Amortization of deferred stock compensation*	594	632
Recovery of bad debt	—	(689)

Total operating expenses	7,086	7,151

Loss from operations	(5,744)	(4,556)
Other income (expense):
Interest and other income	41	103
Interest expense	(3)	(87)

Net loss	$(5,706)	$(4,540)

Basic and diluted net loss per share	$(0.99)	$(0.82)

Basic and diluted common equivalent shares	5,778	5,562

* The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$10	$43
Research and development	147	320
Sales and marketing	42	132
General and administrative	395	137

Total	$594	$632

See accompanying notes to the financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2004	6,304	$6	$251,274	$(2,387)	$(228,815)	$20,078
Adjustment of deferred compensation related to options outstanding	—	—	96	(96)	—	—
Amortization related to deferred stock compensation	—	—	—	594	—	594
Exercise of options to purchase common stock	7	—	17	—	—	17
Net loss	—	—	—	—	(5,706)	(5,706)

Balance at March 31, 2004	6,311	$6	$251,387	$(1,889)	$(234,521)	$14,983

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,706)	$(4,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	470	1,434
Non-cash compensation, net	594	632
Changes in operating assets and liabilities:
Accounts receivable, net	409	(372)
Inventory, net	(314)	(286)
Other current assets and other assets	(218)	(39)
Accounts payable and accrued liabilities	(247)	(850)
Accrued restructuring costs	(403)	(532)

Net cash used in operating activities	(5,415)	(4,553)

Cash flows from investing activities:
Purchases of marketable investments	(2,333)	(3,662)
Maturities of marketable investments	5,331	—
Purchases of property and equipment	(182)	(87)

Net cash (used) provided by investing activities	2,816	(3,749)

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	(89)	(806)
Proceeds from issuance of common stock, net	17	110

Net cash used in financing activities	(72)	(696)

Net (decrease) in cash and cash equivalents	(2,671)	(8,998)
Cash and cash equivalents at beginning of period	13,003	25,993

Cash and cash equivalents at end of period	$10,332	$16,995

Supplemental information:
Interest paid	$3	$87

See accompanying notes to condensed financial statements

NOTE 1—General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three months ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2003 contained in the 2003 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.

Management Plans

As shown in the financial statements, the Company incurred significant losses from continuing operations of $5.7 million for the three months ended March 31, 2004. We currently fund our operations with our cash, cash equivalents and marketable investments. During the three months ended March 31, 2004 we used approximately $5.7 million in cash to fund our operations. At March 31, 2004, we had cash, cash equivalents, and short-term marketable investments of $17.3 million. We currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2004.

The Company has made significant investments in the development of the VantEdge Broadband Remote Access Server (BRAS) product and believes it has significant promise; however it is unclear whether it will be commercially successful and generate sufficient revenue to offset the decline of sales of current products. Presently, VantEdge is in trials at a number of carriers and it is uncertain as to whether it will meet the carriers’ performance and cost expectations or whether it will require substantial further development. As a result, the enhancement and commercialization of the VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

In the absence of increased sales of CopperEdge products, or significant sales of the VantEdge product, the Company may seek equity or long-term debt financing in the private or public capital markets to obtain the funds needed to continue operations and to demonstrate the Company’s future viability as a going concern to potential and existing customers. If the Company is unable to obtain sufficient financing, the Company may have to further reduce expenses through workforce reductions and other cost cutting measures. Management believes that such expense reduction, if appropriate, would need to occur during the third quarter of 2004 in order for the cost savings to be meaningful to us.

Investments In Marketable Securities

At March 31, 2004, the Company held investments in investment grade debt and money market securities with various maturities through July 2004. Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of March 31, 2004 totaled $7.0 million. These debt securities have been classified as short-term marketable investments as they have original maturities of more than 90 days. The fair value of the Company’s total investments in marketable securities based upon the closing market prices of such securities on March 31, 2004 approximated the carrying value. The Company has designated all of its investments held on March 31, 2004 as held-to-maturity.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended March 31, 2004 include revenue recognized from three significant customers totaling $0.4 million, or 18%; $0.3 million, or 14% (from a reseller); and $0.3 million, or 13% of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from four customers individually representing 24%, 16%, 15% and 13% of total accounts receivable at March 31, 2004.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the three months ended March 31, 2004 and 2003 the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.1 million and $5.4 million, respectively.

Stock-Based Compensation

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for its employee stock option plans. Under APB No. 25, when the exercise price of the Company’s employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. The deferred compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(5,706)	$(4,540)
Add: Stock-based employee compensation included in net loss	224	632
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(480)	(776)

Pro forma net loss under SFAS No. 123	$(5,962)	$(4,684)

Pro forma basic net loss per share under SFAS No. 123	$(1.03)	$(0.84)

Pro forma diluted net loss per share under SFAS No. 123	$(1.03)	$(0.84)

Assumptions:
Dividend Yield	—	—
Volatility factor	52%	350%
Risk free interest rate	1.25%	2.00%
Expected Life of Option	2 years	2 years

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2004 and 2003 was $4.80 and $1.87 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements (in thousands).

	Balance at January 1, 2004	Additions Charged to Costs and Expenses	Deductions For Costs Incurred	Deductions For Change In Estimates	Balance at March 31, 2004
Accrued warranty	$200	—	—	—	$200

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

NOTE 3—Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents of 0.9 million and 0.6 million for the three month periods ending March 31, 2004 and 2003, respectively, were excluded from the calculation because of their anti-dilutive effect.

NOTE 4—Composition of Certain Balance Sheet Captions (in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Inventory:
Raw materials	$35,264	$35,308
Work in process	48	164
Finished goods	2,779	2,451
Allowance for excess and obsolescence	(35,583)	(35,729)

	$2,508	$2,194

Accrued liabilities:
Accrued compensation	$1,075	$1,790
Accrued warranty	200	200
Accrued paid time off	819	832
Deferred revenue	547	732
Other	1,375	1,105

	$4,016	$4,659

NOTE 5—Restructuring

The Company has had three restructurings since March 2001. These restructurings resulted in the Company adopting business plans to re-size its business to reflect current and expected business conditions. As a result of the adoption of these plans, the Company recorded total charges of approximately $21.7 million. These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets; anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.

The remaining balance of the accrued restructuring charges are as follows (in thousands):

	Cash/ Non-cash	Balance at January 1, 2004	Payment of excess lease costs	Balance at March 31, 2004
Excess lease costs	Cash	$3,620	$(403)	$3,217

NOTE 6—Litigation and Claims

On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of the Company’s current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004. On April 2, 2004, the Northern District dismissed the securities litigation against the Company, its CEO and its former CFO. Portions of the complaint relating to financial projections and forward-looking statements were dismissed “with prejudice” based on the “safe harbor” warnings given by the Company. The Court also dismissed all of the remaining allegations in the complaint based on deficiencies in those allegations. The plaintiffs have 60 days from the date of dismissal to attempt to remedy these deficiencies with an amended complaint. The Company intends to vigorously defend against any amended complaint, including filing a renewed motion to dismiss. The Complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted.

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

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the Company joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the court issued a decision denying the motion to dismiss the claims against the Company and almost all of the Issuers, and denying the motion to dismiss the Section 10(b) claims against the Company and many of the other issuers.

In June 2003, the Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the

IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

The Company is party to other legal proceedings and claims in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2004. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other reports and filings made with the Securities and Exchange Commission.

Overview

As shown in the financial statements, the Company incurred significant losses from continuing operations of $5.7 million for the three months ended March 31, 2004. We currently fund our operations with our cash, cash equivalents and marketable investments. During the three months ended March 31, 2004 we used approximately $5.7 million in cash to fund our operations. At March 31, 2004, we had cash, cash equivalents, and short-term marketable investments of $17.3 million. We currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2004.

The Company has made significant investments in the development of the VantEdge Broadband Remote Access Server (BRAS) product and believes it has significant promise; however it is unclear whether it will be commercially successful and generate sufficient revenue to offset the decline of sales of current products. Presently, VantEdge is in trials at a number of carriers and it is uncertain as to whether it will meet the carrier’s performance and cost expectations or whether it will require substantial further development. As a result, the enhancement and commercialization of the VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

In the absence of increased sales of CopperEdge products, or significant sales of the VantEdge product, the Company may seek equity or long-term debt financing in the private or public capital markets to obtain the funds needed to continue operations and to demonstrate the Company’s future viability as a going concern to potential and existing customers. If the Company is unable to obtain sufficient financing, the Company may have to further reduce expenses through workforce reductions and other cost cutting measures. Management believes that such expense reduction, if appropriate, would need to occur during the third quarter of 2004 in order for the cost savings to be meaningful to us.

Our current operating activities include developing, building and testing the VantEdge product line and establishing relationships with our target customers. In the future, we expect that revenue growth, if any, will be substantially dependent on sales of the VantEdge product. The VantEdge product is generally available for sale, however, we have yet to generate material revenues from the sale of the VantEdge product line.

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

For the three months ended March 31, 2004, revenue recognized from our three largest customers, ITC DeltaCom, Graybar (a reseller), and MPower accounted for approximately 18%, 14% and 13% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers’ buying patterns are unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

We expect our gross margin to be affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of March 31, 2004, we had a substantial amount of fully reserved finished goods and component inventory for the CE200 product line. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete product, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units and our ability to sustain pricing at current levels which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue during the periods presented consists of payments to our contract manufacturers, which in 2004 was principally with Plexus Corporation. We selected our manufacturing partner with the goal of ensuring a reliable supply of high quality finished products and of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that we will achieve or maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at January 1, 2004	Payment of excess lease costs	Balance at March 31, 2004
Excess lease costs	Cash	$3,620	$(403)	$3,217

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

As discussed under “Revenue Recognition” in Note 1 of the notes to the financial statements, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured. Sales returns are estimated based on historical experience and management’s expectations and are recorded at the time product revenue is recognized. Annual service and support arrangements can be purchased by customers for products no longer under warranty and are generally billed quarterly. Revenue from service and support arrangements is recognized ratably as services are performed. We may extend limited stock rotation, product return and price protection rights to certain distributors and resellers.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Net revenue	100.0%	100.0%
Cost of revenue	32.5	27.3

Gross margin	67.5	72.7
Operating expenses:
Research and development	170.5	96.2
Sales and marketing	74.9	48.2
General and administrative	81.0	57.4
Amortization of deferred Stock compensation	29.9	17.7
Recovery of bad debt	—	(19.3)

Total operating expenses	356.3	200.2
Loss from operations	(288.8)	(127.5)
Interest and other income, net	1.9	0.4

Net loss	(286.9)%	(127.1)%

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Net Revenue. Net revenue decreased from $3.6 million for the three months ended March 31, 2003 to $2.0 million for the three months ended March 31, 2004. Sales to our three largest customers for the three months ended March 31, 2004, ITC/DeltaCom, Graybar (a reseller), and Mpower Communications, were $0.4 million, $0.3 million, $0.3 million, respectively. Sales to our three largest customers for the three months ended March 31, 2003, Versatel, Mpower Communications, and Graybar (a reseller) were $1.1 million, $0.6 million, and $0.4 million, respectively.

Gross Margin. Our gross margin decreased from $2.6 million for the three months ended March 31, 2003 to $1.3 million for the three months ended March 31, 2004. The decrease in gross margin was primarily the result of the decrease in sales during the three months ended March 31, 2004. Software and service sales during the three months ended March 31, 2004 and 2003 was approximately $1.0 million and $0.6 million, respectively. During the three months ended March 31, 2004 and 2003, the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.1 million and $5.4 million, respectively. The Company expects margins in subsequent periods to be lower than in the current period.

Research and Development. Our research and development expenses remained relatively flat at $3.4 million for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004 depreciation expense related to capital equipment decreased by approximately $0.5 million as a result of lower average purchases of capital equipment. This decrease was offset by an increase in the purchase of prototype materials used in product development in the same period by $0.5 million.

Sales and Marketing. Our sales and marketing expenses decreased from $1.7 million for the three months ended March 31, 2003 to $1.5 million for the three months ended March 31, 2004. This decrease was primarily due to a decrease in personnel costs as a result of lower salaries, commission and bonus expenses.

General and Administrative. Our general and administrative expenses decreased from $2.1 million for the three months ended March 31, 2003 to $1.6 million for the three months ended March 31, 2004. During the three months ended March 31, 2004 depreciation expense related to capital equipment decreased by approximately $0.3 million as a result of lower average purchases of capital equipment. In addition our bonus accruals decreased in the same period by $0.3 million.

Interest and Other Income. Our interest and other income decreased from $104,000 for the three months ended March 31, 2003 to $41,000 for the three months ended March 31, 2004. This decrease was primarily the result of lower average cash and short-term investment balances and a decrease in average investment yields.

Interest Expense. Our interest expense decreased from $87,000 for the three months ended March 31, 2003 to $3,000 for the three months ended March 31, 2004. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

Liquidity and Capital Resources

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue if we are unable to increase sales. On March 7, 2001, August 2, 2001, and July 11, 2002, we announced that we had adopted business plans to re-size our business to reflect current and expected business conditions. We cannot assure you that we will be able to decrease our operating expenses significantly below current levels and still remain viable and competitive. If we are unable to realize sufficient savings from re-sizing our business, and/or sufficiently increase our revenues, and/or raise additional capital, our ability to deploy and service our products, fund our operations or respond to competitive pressures could be significantly impaired.

We currently fund our operations with our cash, cash equivalents and marketable investments. During the three months ended March 31, 2004 we used approximately $5.7 million in cash to fund our operations, and we expect this rate of usage could continue or increase. At March 31, 2004, we had cash, cash equivalents, and short-term marketable investments of $17.3 million.

We estimate that we currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2004. Based on our current estimates, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least the next nine months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, and that we do not incur significant additional expenses, including but not limited to expenses related to litigation, including any adverse determination in any of the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in the last two years. In the future, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Finally, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

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

We anticipate that we may have to seek equity or long-term debt financing in the private or public capital markets to obtain the funds we need to continue operations beyond the first quarter of 2005 and to demonstrate our future viability as a going concern to potential and existing customers. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

Cash used in operating activities for the three months ended March 31, 2004 and 2003 was $5.4 million and $4.6 million, respectively. The relative increase in cash used in operating activities for the three months ended March 31, 2004 compared to the same period in the prior year was primarily the result of an increase in the net loss which also included less non-cash depreciation and deferred stock compensation expenses. The increased use of cash was offset by a decrease in disbursements related to funding our working capital requirements.

Cash (used) provided by investing activities for the three months ended March 31, 2004 and 2003 was $2.8 million and $(3.7) million, respectively. The relative decrease in cash used by investing activities for the three months ended March 31, 2004 compared to the same period in the prior year was the result of an increase in net maturities of marketable investments.

Cash used in financing activities for the three months ended March 31, 2004 and 2003 was $0.1 million and $0.7 million, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2004 compared to the same period in the prior year was primarily due to a decrease in disbursements to pay down the principal balances of our capital leases and equipment notes payable which was partially offset by a decrease in proceeds from the issuance of common stock.

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

If We Do Not Successfully Introduce and Commercialize the VantEdge Product, Our Business Will Be Materially Adversely Affected

In response to the financial difficulties experienced by our CLEC customers and the resulting reduction in the demand for our products, we have focused our sales and marketing strategy on targeting ILECs, inter-exchange carriers (IXCs), international postal, telephone and telegraphs (PTTs) and independent operating companies (IOCs) as potential customers. The future success of our business will substantially depend on our ability to successfully sell our VantEdge product to such customers. These customers have traditionally been characterized by longer sales cycles and have historically been slow to adopt new products. Accordingly, we anticipate that we may continue to face challenges in connection with our plan to more aggressively pursue this market, and our failure to successfully do so could materially adversely affect our business, financial condition and results of operations.

Sales of our existing products and services, which were primarily aimed at the CLEC market, have decreased substantially over the last two years. Such sales could continue to decrease, if they continue at all. As a result, our future success is substantially dependent upon our ability to successfully market and commercialize our new VantEdge product on a timely basis. We began development of the VantEdge product in 2000, and formally announced the product in 2001. Sales of the VantEdge product may not be sufficient to allow us to continue to operate our business. Our business will be materially adversely impacted if we do not successfully commercialize the VantEdge product.

We May Not Be Able to Obtain Additional Capital to Fund Our Operations When Needed, and Without Additional Capital We May Not Be Able to Sustain Our Operations

During the last five quarters we required approximately $3.5 to $5.7 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue or increase. Based upon our recent quarterly cash use, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next nine months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the fourth quarter of 2003, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses, including but not limited to expenses related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect.

It is unclear whether we will continue to generate revenue from sales of our current products at the same level of such revenues in the past, if at all. Also, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

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

We Derive Almost All of Our Revenues From a Small Number of Customers and Our Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Our Products

We sell our products predominantly to CLECs. Sales to our largest three customers accounted for approximately 45% of our net revenue for the three months ended March 31, 2004. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC customers and, in particular:

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

We Sell the Majority of Our Products to Telecommunications Service Providers That May Reduce or Discontinue Their Purchase of Our Products At Any Time

The purchasers of our products to date have predominantly been the emerging telecommunications service providers known as CLECs, and have included IOCs. These telecommunications service providers and most other telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to such telecommunications service providers on favorable terms, if at all. The inability of our current or potential customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, has adversely affected their operating results and/or caused them to reduce their capital spending programs. If our current and prospective customers are unable to raise sufficient capital or forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our telecommunications service provider customers have recently experienced consolidation, reduced or eliminated access to the capital markets and in some cases bankruptcy. The loss of one or more of our telecommunications service provider customers due to the aforementioned factors could have a material adverse effect on our business, financial condition and results of operations.

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

We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources

On October 20, 2000, one of our stockholders, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United States District Court for the Northern District of California (the “Northern District”) against us and two of our officers, alleging violations of the federal securities laws arising out of recent declines in our stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of our current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. We filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004. On April 2, 2004, the Northern District dismissed the securities litigation against us, our CEO and our former CFO. Portions of the complaint relating to financial projections and forward-looking statements were dismissed “with prejudice” based on the “safe harbor” warnings given by us. The Court also dismissed all of the remaining allegations in the complaint based on deficiencies in those allegations. The plaintiffs have 60 days from the date of dismissal to attempt to remedy these deficiencies with an amended complaint. We intend to vigorously defend against any amended complaint, including filing a renewed motion to dismiss. The Complaints have been tendered to our insurance carrier. No discovery has been conducted.

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

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the we joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the Issuers, and denying the motion to dismiss the Section 10(b) claims against us and many of the other issuers.

In June 2003, the Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

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

Our Ability to Sustain or Grow Our Business May Be Harmed if We Are Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Our Products

Our success will depend in part upon our ability to form and maintain distribution partnerships, including agreements under which we agree to sell our products to certain service provider customers through distribution partners. Any such agreements we have entered into in the past may not be successful. The amount and timing of resources which our distribution partners devote to our business, if any, is not within our control and may not be sufficient to generate significant revenue. Our distribution partners may not perform their obligations as expected. Our distribution partners may have entered into distribution partnerships with vendors of products which compete directly or indirectly with our products, or may enter into such partnerships in the future; either such action could materially adversely affect our ability to generate revenue from such partnerships. In some cases, agreements with our distribution partners may be relatively new, and we cannot be certain that we will be able to achieve expected revenues from such partners or sustain the level of revenue generated in the past under similar arrangements. If any of our distribution partners chooses not to renew, breaches or terminates its agreement, fails to perform its obligations under its agreement, or fails to perform in accordance with our expectations, we may not be able to sustain or grow our business. In the event that such relationships become ineffective or are terminated, we may not be able to continue to maintain or develop similar relationships or to replace distribution partners. In addition, any such agreements we enter into in the future may not be successful.

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

Because Substantially All of Our Revenue is Derived From Sales of a Small Number of Products, Our Future Operating Results Will Be Dependent on Sales of These Products

We currently derive substantially all of our revenue from sales of a small number of products and we expect that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products, including, but not limited to our VantEdge products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers, Northpoint Communications, Inc. and Rhythms Netconnections, Inc. and several other CLEC customers. Factors that could, in the future, affect sales of our current or new or enhanced products include:

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

Our Limited Ability to Protect Our Intellectual Property May Adversely Affect Our Ability to Compete

Our success and ability to compete are dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

Our Customers May Demand Preferential Terms or Delay Our Sales Cycle, Which Would Adversely Affect Our Results of Operations

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

We May Engage in Future Acquisitions That Dilute the Percentage Ownership of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

As part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could:

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

Substantial Future Issuances of Our Common or Preferred Stock in Private Placements or in the Public Market Could Cause Our Common Stock Price to Fall

Issuance of debt that is convertible into our common or preferred stock, or sales of a large number of shares of our common or preferred stock in private placements or in the public market or the perception that such transactions could occur could cause the market price of our common stock to drop. Such transactions could be accompanied by the issuance of warrants for the purchase of preferred or common stock, and such transactions could include other terms and conditions which would cause the price of our common stock to fall. As of March 31, 2004, we had approximately 6.3 million shares of common stock outstanding. We have filed six registration statements on Form S-8 with the Securities and Exchange Commission covering approximately 2.8 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of March 31, 2004, approximately 0.5 million shares are currently subject to exercisable options and 0.5 million shares of restricted stock are outstanding and begin to vest in 2004. Issuance of debt convertible into a large number of shares or sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at March 31, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the descriptions of legal proceedings contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Copper Mountain Securities Litigation, ND Cal. (and related actions). On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of the Company’s current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004. On April 2, 2004, the Northern District dismissed the securities litigation against the Company, its CEO and its former CFO. Portions of the complaint relating to financial projections and forward-looking statements were dismissed “with prejudice” based on the “safe harbor” warnings given by the Company. The Court also dismissed all of the remaining allegations in the complaint based on deficiencies in those allegations. The plaintiffs have 60 days from the date of dismissal to attempt to remedy these deficiencies with an amended complaint. The Company intends to vigorously defend against any amended complaint, including filing a renewed motion to dismiss. The Complaints have been tendered to the Company’s insurance carrier. No discovery has been conducted.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Richard S. Gilbert and Michael O. Staiger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 24, 2004, the Company furnished a Current Report on Form 8-K announcing its audited financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Copper Mountain Networks, Inc.

Date: April 20, 2004	/s/	Richard S. Gilbert

Richard S. Gilbert Chairman and Chief Executive Officer

	/s/	Michael O. Staiger

Michael O. Staiger Executive Vice President, Chief Financial Officer and Secretary