Form 10-Q
period 2004-06-30
COPPER MOUNTAIN NETWORKS INC
filed 2004-07-30
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 30, 2004 was 7,672,115

COPPER MOUNTAIN NETWORKS, INC.

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,700	$13,003
Short-term marketable investments	8,315	9,977
Accounts receivable, net	1,451	1,305
Inventory, net	2,742	2,194
Other current assets	695	734

Total current assets	26,903	27,213
Property and equipment, net	2,036	2,172
Other assets	459	619

Total assets	$29,398	$30,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,326	$1,127
Accrued restructuring costs	1,131	1,674
Accrued liabilities	4,111	4,659
Current portion of obligations under capital leases and equipment notes payable	20	168

Total current liabilities	6,588	7,628
Accrued restructuring costs	1,741	1,946
Other accrued	294	352

Stockholders’ equity:
Common stock	8	6
Additional paid in capital	263,574	251,274
Deferred compensation	(2,556)	(2,387)
Accumulated deficit	(240,251)	(228,815)

Total stockholders’ equity	20,775	20,078

Total liabilities and stockholders’ equity	$29,398	$30,004

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$2,105	$3,571	$4,094	$7,142
Cost of revenue	1,197	1,455	1,843	2,431

Gross margin	908	2,116	2,251	4,711
Operating expenses:
Research and development	3,286	3,288	6,677	6,725
Sales and marketing	1,302	1,670	2,792	3,392
General and administrative	1,487	1,937	3,099	3,986
Amortization of deferred stock compensation*	869	1,459	1,462	2,091
Restructuring and other non-recurring charges	(260)	—	(260)	—
Recovery of bad debt	—	(115)	—	(804)

Total operating expenses	6,684	8,239	13,770	15,390

Loss from operations	(5,776)	(6,123)	(11,519)	(10,679)
Other income (expense):
Interest and other income	47	82	88	185
Interest expense	(1)	(66)	(5)	(153)

Net loss	$(5,730)	$(6,107)	$(11,436)	$(10,647)

Basic and diluted net loss per share	$(0.88)	$(1.09)	$(1.88)	$(1.90)

Basic and diluted common equivalent shares	6,491	5,617	6,084	5,593

* The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$24	$79	$33	$122
Research and development	353	867	500	1,188
Sales and marketing	136	339	178	471
General and administrative	356	174	751	310

Total	$869	$1,459	$1,462	$2,091

See accompanying notes to the financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2004	6,304	$6	$251,274	$(2,387)	$(228,815)	$20,078

Adjustment of deferred compensation related to options outstanding	—	—	443	(443)	—	—

Amortization related to deferred stock compensation	—	—	—	1,462	—	1,462

Sale of common stock in private offering	1,250	2	10,623	—	—	10,625

Exercise of options to purchase common stock	16	—	46	—	—	46

Issuance of restricted stock to employees	102	—	1,188	(1,188)	—	—

Net loss	—	—	—	—	(11,436)	(11,436)

Balance at June 30, 2004	7,672	$8	$263,574	$(2,556)	$(240,251)	$20,775

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,436)	$(10,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	2,627
Non-cash compensation	1,462	2,091
Changes in operating assets and liabilities:
Accounts receivable, net	(146)	150
Inventory, net	(548)	(1,098)
Other current assets and other assets	199	130
Accounts payable and accrued liabilities	(407)	(399)
Accrued restructuring costs	(748)	(793)

Net cash used in operating activities	(10,720)	(7,939)

Cash flows from investing activities:
Purchases of marketable investments	(9,858)	(18,611)
Maturities of marketable investments	11,520	14,429
Purchases of property and equipment	(768)	(200)

Net cash provided by (used in) investing activities	894	(4,382)

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	(148)	(1,633)
Proceeds from issuance of common stock, net	10,671	198

Net cash provided by (used in) financing activities	10,523	(1,435)

Net increase (decrease) in cash and cash equivalents	697	(13,756)
Cash and cash equivalents at beginning of period	13,003	25,993

Cash and cash equivalents at end of period	$13,700	$12,237

Supplemental information:
Interest paid	$4	$82

See accompanying notes to condensed financial statements

NOTE 1 - General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2003 contained in the 2003 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.

Management Plans

As shown in the financial statements, the Company incurred significant losses of $5.7 million for the three months ended June 30, 2004. We currently fund our operations with our cash, cash equivalents and marketable investments. During the three months ended June 30, 2004, excluding the net proceeds from our common stock private placement which closed on May 6, 2004, we used approximately $5.9 million in cash to fund our operations. At June 30, 2004, we had cash, cash equivalents, and short-term marketable investments of $22.0 million. We currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2004.

The Company has made significant investments in the development of the VantEdge Broadband Remote Access Server (BRAS) product and believes it has significant promise; however it is unclear whether it will be commercially successful and generate sufficient revenue to offset the decline of sales of current products. Presently, current and prospective customers are evaluating and/or trialing the VantEdge, and it is uncertain as to whether it will meet these carriers’ performance and cost expectations or whether it will require substantial further development. As a result, the enhancement and commercialization of the VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

We raised net proceeds of $10.6 million via a common stock private placement which closed on May 6, 2004. In the absence of increased sales of CopperEdge products, or significant sales of the VantEdge product, the Company may seek additional equity or debt financing in the private or public capital markets to obtain the funds needed to continue operations and to demonstrate the Company’s future viability as a going concern to potential and existing customers. If the Company is unable to obtain sufficient financing, the Company may have to further reduce expenses through workforce reductions and other cost cutting measures. Management believes that such expense reduction, if appropriate, would need to occur during 2004 in order for the cost savings to be meaningful to us.

Investments In Marketable Securities

At June 30, 2004, the Company held investments in investment grade debt and money market securities with various maturities through December 2004. Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of June 30, 2004 totaled $8.3 million. These debt securities have been classified as short-term marketable investments as they have original maturities of more than 90 days. The fair value of the Company’s total investments in marketable securities based upon the closing market prices of such securities on June 30, 2004 approximated the carrying value. The Company has designated all of its investments held on June 30, 2004 as held-to-maturity.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended June 30, 2004 include revenue recognized from four significant customers totaling $0.4 million, or 19%; $0.3 million, or 16%; and $0.2 million, or 12% (from a reseller); and $0.2 million or 10% of net revenue. The Company’s revenues for the three months ended June 30, 2003 include revenue recognized from one customer totaling $2.2 million or 62% (international customer) of net revenue. The Company’s revenues for the six months ended June 30, 2004 include revenue recognized from three significant customers totaling $0.5 million, or 13%; $0.4 million, or 10%; and $0.4 million, or 10% (from a reseller) of net revenue. The Company’s revenues for the six months ended June 30, 2003 include revenue recognized from one customer totaling $3.3 million or 47% (international customer) of net revenue.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from four customers individually representing 27%, 23%, 11% and 10% of total accounts receivable at June 30, 2004.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the three and six months ended June 30, 2004 the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.3 million and $0.4 million, respectively. During the three and six months ended June 30, 2003 the Company sold CE200 access concentrators and related line cards that had been previously written down by $3.8 million and $9.2 million, respectively.

Restricted Common Stock

During the second quarter of 2004, the Company granted 102,000 shares of restricted common stock to its employees. The related net compensation expense of approximately $1.2 million will be amortized ratably over the vesting period of one year. The Company recognized compensation expense of $0.1 million related to this grant of restricted common stock for the three months ended June 30, 2004. These shares vest in May of 2005.

Stock-Based Compensation

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(5,730)	$(6,107)	$(11,436)	$(10,647)
Add: Stock-based employee compensation included in net income	416	1,396	640	1,927
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(648)	(627)	(1,128)	(1,403)

Pro forma net loss under SFAS No. 123	$(5,962)	$(5,338)	$(11,924)	$(10,123)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(0.92)	$(0.95)	$(1.96)	$(1.81)

Assumptions:
Dividend Yield	—	—	—	—
Volatility factor	52%	47%	52%	47%
Risk free interest rate	1.25%	1.25%	1.25%	1.25%
Expected Life of Option	2 years	2 years	2 years	2 years

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2004 and 2003 was $3.83 and $2.13 per share, respectively. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2004 and 2003 was $4.09 and $2.12 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements (in thousands).

		Additions
	Balance at January 1, 2004	Charged to Costs and Expenses	Deductions For Costs Incurred	Deductions For Change In Estimates	Balance at June 30, 2004
Accrued warranty	$200	30	30	10	$190

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

NOTE 3 – Sale of Common Stock

On May 6, 2004, we completed the sale of 1,250,000 shares of common stock at $9.00 per share, together with related warrants to purchase 312,500 shares of common stock in a private placement to new and current stockholders. The warrants issued have an exercise price of $10.00 per share and expire on May 5, 2009

NOTE 4 – Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents of 1.0 million and 0.7 million for the three month periods ending June 30, 2004 and 2003, respectively, were excluded from the calculation because of their anti-dilutive effect. Common stock equivalents of 1.0 million and 0.7 million for the six month periods ending June 30, 2004 and 2003, respectively, were excluded from the calculation because of their anti-dilutive effect.

NOTE 5 – Composition of Certain Balance Sheet Captions (in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Inventory:
Raw materials	$34,262	$35,308
Work in process	99	164
Finished goods	2,030	2,451
Allowance for excess and obsolescence	(33,649)	(35,729)

	$2,742	$2,194

Accrued liabilities:
Accrued compensation	$1,270	$1,790
Accrued paid time off	863	832
Accrued warranty	190	200
Deferred revenue	670	732
Other	1,118	1,105

	$4,111	$4,659

NOTE 6 – Restructuring

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

The remaining balance of the accrued restructuring charges are as follows (in thousands):

	Cash/ Non-cash	Balance at January 1, 2004	Payment of excess lease costs	Balance at June 30, 2004
Excess lease costs	Cash	$3,620	$(748)	$2,872

NOTE 7 – Litigation and Claims

On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of the Company’s current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004. On April 2, 2004, the Northern District dismissed the securities litigation against the Company, its CEO and its former CFO. Portions of the complaint relating to financial projections and forward-looking statements were dismissed “with prejudice” based on the “safe harbor” warnings given by the Company. The Court also dismissed all of the remaining allegations in the complaint based on deficiencies in those allegations. On June 23, 2004, all of the remaining allegations that were dismissed without prejudice in the Northern District action were dismissed with prejudice at the plaintiff’s request. Plaintiffs informed the Court that, after additional investigation, they were unable to identify facts necessary to support their allegations.

On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court based upon the same facts as those alleged in In re Copper Mountain Securities Litigation. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. On June 28, 2004 and July 2, 2004, the Santa Clara Superior Court granted plaintiff’s voluntary dismissal of these two lawsuits.

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

In June 2003, the Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a final settlement agreement with the plaintiffs. The settlement is still subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The Underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement.

The Company is party to other legal proceedings and claims in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2004. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

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

Overview

As shown in the financial statements, the Company incurred significant losses of $5.7 million for the three months ended June 30, 2004. We currently fund our operations with our cash, cash equivalents and marketable investments. During the three months ended June 30, 2004, excluding the net proceeds from our common stock private placement which closed on May 6, 2004, we used approximately $5.9 million in cash to fund our operations. At June 30, 2004, we had cash, cash equivalents, and short-term marketable investments of $22.0 million. We currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2004.

The Company has made significant investments in the development of the VantEdge Broadband Remote Access Server (BRAS) product and believes it has significant promise; however it is unclear whether it will be commercially successful and generate sufficient revenue to offset the decline of sales of current products. Presently, current and prospective customers are evaluating and/or trialing the VantEdge, and it is uncertain as to whether it will meet the carrier’s performance and cost expectations or whether it will require substantial further development. As a result, the enhancement and commercialization of the VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

We raised net proceeds of $10.6 million via a common stock private placement which closed on May 6, 2004. In the absence of increased sales of CopperEdge products, or significant sales of the VantEdge product, the Company may seek additional equity or debt financing in the private or public capital markets to obtain the funds needed to continue operations and to demonstrate the Company’s future viability as a going concern to potential and existing customers. If the Company is unable to obtain sufficient financing, the Company may have to further reduce expenses through workforce reductions and other cost cutting measures. Management believes that such expense reduction, if appropriate, would need to occur during 2004 in order for the cost savings to be meaningful to us.

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

For the three months ended June 30, 2004, revenue recognized from our four largest customers, Versatel, Florida Digital, Power and Telephone (a reseller), and GT COM accounted for approximately 19%, 16%, 12%, and 10% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers’ buying patterns are unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

We expect our gross margin could be affected by many factors including competitive pricing pressures, charges for excess and obsolete inventory, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of June 30, 2004, we had a substantial amount of fully reserved finished goods and component inventory for the CE200 product line. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete products, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units and our ability to sustain pricing at current levels which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

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

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at January 1, 2004	Payment of excess lease costs	Balance at June 30, 2004
Excess lease costs	Cash	$3,620	$(748)	$2,872

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

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.9	40.7	45.0	34.0

Gross margin	43.1	59.3	55.0	66.0
Operating expenses:
Research and development	156.1	92.1	163.1	94.2
Sales and marketing	61.9	46.8	68.2	47.5
General and administrative	70.6	54.2	75.7	55.8
Amortization of deferred stock compensation	41.3	40.9	35.7	29.3
Restructuring and other non-recurring charges	(12.4)	—	(6.3)	—
Recovery of bad debt	—	(3.2)	—	(11.3)

Total operating expenses	317.5	230.8	336.4	215.5

Loss from operations	(274.4)	(171.5)	(281.4)	(149.5)
Interest and other income, net	2.2	0.4	2.1	0.4

Net loss	(272.2)%	(171.1)%	(279.3)%	(149.1)%

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Net Revenue. Net revenue decreased from $3.6 million for the three months ended June 30, 2003 to $2.1 million for the three months ended June 30, 2004. Sales to our four largest customers for the three months ended June 30, 2004, Versatel, Florida Digital, Power and Telephone (a reseller), and GT COM, were $0.4 million, $0.3 million, $0.2 million and $0.2 million, respectively. Sales to our four largest customers for the three months ended June 30, 2003, Versatel, MCI, Power and Telephone (a reseller), and Xspedius, were $2.2 million, $0.2 million, $0.2 million, and $0.2 million respectively.

Gross Margin. Our gross margin decreased from $2.1 million for the three months ended June 30, 2003 to $0.9 million for the three months ended June 30, 2004. The decrease in gross margin was primarily the result of the decrease in sales during the three months ended June 30, 2004. Software and service sales during the three months ended June 30, 2004 and 2003 was approximately $0.7 million and $0.7 million, respectively. During the three months ended June 30, 2004 and 2003, the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.3 million and $3.8 million, respectively. The Company expects margins in subsequent periods to fluctuate, perhaps substantially, and margins in future quarters may be lower than in the current period.

Research and Development. Our research and development expenses remained relatively flat at $3.3 million for the three months ended June 30, 2004 and 2003. During the three months ended June 30, 2004 depreciation expense related to capital equipment decreased by approximately $0.4 million as a result of lower average purchases of capital equipment. This decrease was offset by an increase in the purchase of prototype materials used in product development and by an increase in consulting services used in the same period.

Sales and Marketing. Our sales and marketing expenses decreased from $1.7 million for the three months ended June 30, 2003 to $1.3 million for the three months ended June 30, 2004. This decrease was primarily due to a decrease in personnel costs as a result of lower salaries, commission and bonus expenses.

General and Administrative. Our general and administrative expenses decreased from $1.9 million for the three months ended June 30, 2003 to $1.5 million for the three months ended June 30, 2004. During the three months ended June 30, 2004 depreciation expense related to capital equipment decreased by approximately $0.2 million as a result of lower average purchases of capital equipment. In addition our salaries and benefit costs decreased in the same period by $0.2 million.

Interest and Other Income. Our interest and other income decreased from $82,000 for the three months ended June 30, 2003 to $47,000 for the three months ended June 30, 2004. This decrease was primarily the result of lower average cash and short-term investment balances.

Interest Expense. Our interest expense decreased from $66,000 for the three months ended June 30, 2003 to $1,000 for the three months ended June 30, 2004. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Net Revenue. Net revenue decreased from $7.1 million for the six months ended June 30, 2003 to $4.1 million for the six months ended June 30, 2004. Sales to our three largest customers for the six months ended June 30, 2004, Versatel, ITC DeltaCOM, and Graybar (a reseller), were $0.5 million, $0.4 million, $0.4 million, respectively. Sales to our three largest customers for the six months ended June 30, 2003, Versatel, MPower, and Graybar (a reseller), were $3.3 million, $0.6 million, $0.5 million, respectively.

Gross Margin. Our gross margin decreased from $4.7 million for the six months ended June 30, 2003 to $2.3 million for the six months ended June 30, 2004. The decrease in gross margin was primarily the result of the decrease in sales during the six months ended June 30, 2004. Software and service sales during the six months ended June 30, 2004 and 2003 was approximately $1.8 million and $1.4 million, respectively. During the six months ended June 30, 2004 and 2003, the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.4 million and $9.2 million, respectively.

Research and Development. Our research and development expenses remained relatively flat at $6.7 million for the six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004 depreciation expense related to capital equipment decreased by approximately $0.9 million as a result of lower average purchases of capital equipment. This decrease was offset by an increase of approximately $0.7 million in the purchase of prototype materials used in product development and by an increase in consulting services used in the same period by $0.3 million.

Sales and Marketing. Our sales and marketing expenses decreased from $3.4 million for the six months ended June 30, 2003 to $2.8 million for the six months ended June 30, 2004. This decrease was primarily due to a decrease in personnel costs as a result of lower salaries, commission and bonus expenses.

General and Administrative. Our general and administrative expenses decreased from $4.0 million for the six months ended June 30, 2003 to $3.1 million for the six months ended June 30, 2004. During the six months ended June 30, 2004 depreciation expense related to capital equipment decreased by approximately $0.5 million as a result of lower average purchases of capital equipment. In addition our salaries and benefit costs decreased in the same period by $0.5 million.

Interest and Other Income. Our interest and other income decreased from $185,000 for the six months ended June 30, 2003 to $88,000 for the six months ended June 30, 2004. This decrease was primarily the result of lower average cash and short-term investment balances and a decrease in average investment yields.

Interest Expense. Our interest expense decreased from $153,000 for the six months ended June 30, 2003 to $5,000 for the six months ended June 30, 2004. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities.

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

We currently fund our operations with our cash, cash equivalents and marketable investments. During the three months ended June 30, 2004, excluding the net proceeds from our common stock private placement which closed on May 6, 2004, we used approximately $5.9 million in cash to fund our operations, and we expect this rate of usage could continue or increase. At June 30, 2004, we had cash, cash equivalents, and short-term marketable investments of $22.0 million.

We estimate that we currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect this rate of quarterly cash use to continue through 2004. Based on our current estimates, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least the next nine months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in the first six months of 2004, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, and that we do not incur significant additional expenses, including but not limited to expenses related to litigation, including any adverse determination in any of the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in the last two years. In the future, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Finally, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected.

We have made significant investments in the development of our VantEdge product and believe it has significant promise, however it is unclear whether it will be commercially successful and generate revenue to offset the decline of sales of our current products. Presently, current and prospective customers are evaluating and/or trialing the VantEdge, and it is uncertain as to whether it will meet the carrier’s performance and cost expectations or whether it will require substantial further development. As a result, the enhancement and commercialization of our VantEdge product might be delayed or might require the expenditure of significantly more funds than currently anticipated, in which case our liquidity and capital resources would be adversely affected. Should sufficient funds not be available to fund the commercialization of VantEdge, our viability as a going concern may be in doubt.

Should any of these or other factors occur, our use of cash may be adversely affected. This may require management to reduce expenses to have sufficient funds for our operations beyond the first quarter of 2005. Management believes that such expense reduction, if appropriate, would need to occur during 2004 in order for the cost savings to be meaningful to us.

We raised net proceeds of $10.6 million via a common stock private placement which closed on May 6, 2004. We anticipate that we may have to seek additional equity or debt financing in the private or public capital markets to obtain the funds we need to continue operations beyond the first quarter of 2005 and to demonstrate our future viability as a going concern to potential and existing customers. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

Cash used in operating activities for the six months ended June 30, 2004 and 2003 was $10.7 million and $7.9 million, respectively. The relative increase in cash used in operating activities for the six months ended June 30, 2004 compared to the same period in the prior year was primarily the result of an increase in the net loss which also included less non-cash depreciation and deferred stock compensation expenses.

Cash provided by/(used) in investing activities for the six months ended June 30, 2004 and 2003 was $0.9 million and $(4.4) million, respectively. The relative decrease in cash used by investing activities for the six months ended June 30, 2004 compared to the same period in the prior year was the result of a decrease in net purchases of marketable investments.

Cash provided by/(used) in financing activities for the six months ended June 30, 2004 and 2003 was $10.5 million and $(1.4) million, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2004 compared to the same period in the prior year was primarily due to the Company closing the sale of 1,250,000 shares of common stock to new and current shareholders at $9.00 per share. The common stock private placement raised net proceeds to the company of approximately $10.6 million net of fees and expenses.

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

We May Not Be Able to Obtain Additional Capital to Fund Our Operations When Needed, and Without Additional Capital We May Not Be Able to Sustain Our Operations

During the last four quarters we required approximately $3.4 to $5.9 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue or increase. Based upon our recent quarterly cash use, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next nine months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the second quarter of 2004, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses, including but not limited to expenses related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of these assumptions may prove to be incorrect.

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

We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations significantly beyond the first quarter of 2005, we expect that we may have to further reduce our expenses and / or raise additional funds. Moreover, we may require such financing sooner than anticipated. We anticipate that we may have to seek equity or debt financing in the private or public capital markets to obtain the funds we need to continue operations and to demonstrate our future viability as a going concern to potential and existing customers. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we could face.

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

We Derive Almost All of Our Revenues From a Small Number of Customers and Our Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Our Products

We sell our products predominantly to CLECs and IOCs. Sales to our largest four customers accounted for approximately 57% of our net revenue for the three months ended June 30, 2004. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC and IOC customers and, in particular:

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

A Number of Factors Could Cause Our Operating Results to Fluctuate Significantly and Cause Our Stock Price to be Volatile

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of securities analysts or investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

•	telecommunications and DSL market conditions and economic conditions generally;

•	the financial viability and telecommunications equipment capital expenditure activities of our major customers and prospective customers;

•	our ability to penetrate the ILEC, IXC, PTT and IOC markets;

•	the number of ILEC, IXC, PTT and IOC opportunities for which our VantEdge products are suitable, if any;

•	our prospective customers’ confidence in our ability to remain financially viable and these customers’ willingness to purchase our products;

•	the loss of any one or more of our major customers or a significant reduction in orders from those customers;

•	our ability to form and maintain distribution partnerships and other strategic partnerships necessary to penetrate the ILEC, IXC and international PTT markets;

•	fluctuations in demand for our products and services;

•	the timing and amount of, or cancellation or rescheduling of, orders for our products and services, particularly large orders from our key customers and our strategic distribution partners;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	new product introductions or announcements and price reductions of products offered by our competitors;

•	a decrease in the average selling prices of our products;

•	our ability to achieve cost reductions;

•	our ability to obtain sufficient supplies of sole or limited source components for our products;

•	changes in the prices of our components;

•	our ability to maintain production volumes and quality levels for our products;

•	the volume and mix of products sold and the mix of distribution channels through which they are sold;

•	increased competition, particularly from larger, better capitalized competitors; and

•	costs relating to possible acquisitions and integration of technologies or businesses.

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

We Have Been Named as a Defendant in Securities Class Action Litigation That Could Result In Substantial Costs and Divert Management’s Attention and Resources

On October 20, 2000, one of our stockholders, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United States District Court for the Northern District of California (the “Northern District”) against us and two of our officers, alleging violations of the federal securities laws arising out of recent declines in our stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of our current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. We filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004. On April 2, 2004, the Northern District dismissed the securities litigation against us, our CEO and our former CFO. Portions of the complaint relating to financial projections and forward-looking statements were dismissed “with prejudice” based on the “safe harbor” warnings given by us. The Court also dismissed all of the remaining allegations in the complaint based on deficiencies in those allegations. On June 23, 2004, all of the remaining allegations that were dismissed without prejudice in the Northern District action were dismissed with prejudice at the plaintiff’s request. Plaintiffs informed the Court that, after additional investigation, they were unable to identify facts necessary to support their allegations. On June 28, 2004 and July 2, 2004, the California Superior Court granted plaintiff’s voluntary dismissal of the lawsuits pending before that court.

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

In June 2003, the Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a final settlement agreement with the plaintiffs. The settlement is still subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The Underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement.

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

Because Substantially All of Our Revenue is Derived From Sales of a Small Number of Products, Our Future Operating Results Will Be Dependent on Sales of These Products

We currently derive substantially all of our revenue from sales of a small number of products and we expect that this concentration will continue in the foreseeable future. The market may not continue to accept or order our current products, and we may not be successful in marketing any new or enhanced products, including, but not limited to, our VantEdge products. Any reduction in the demand for our current products or our failure to successfully develop or market and introduce new or enhanced products could materially adversely affect our operating results and cause the price of our common stock to decline. We have already experienced these effects as a result of the financial troubles facing many of our CLEC customers, including the filing of a petition for Chapter 11 protection by our two historically largest customers, Northpoint Communications, Inc. and Rhythms Netconnections, Inc. and several other CLEC customers. Factors that could, in the future, affect sales of our current or new or enhanced products include:

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

If We Are Unable to Retain and Hire Additional Qualified Personnel As Necessary, We May Not Be Able to Successfully Achieve Our Objectives

We may not be able to attract and retain the necessary personnel to accomplish our business objectives and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations, including, but not limited to, constraints which could prevent us from offering cash- and stock-based compensation sufficient to attract and retain key personnel. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

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

The Number of Prospective Large Carrier Customers For Our VantEdge Product May Vary Substantially Over Time

On an ongoing basis, large carrier customers such as ILECs, IXCs, PTTs and large IOCs evaluate numerous communications products in a wide range of categories based on many factors, including but not limited to cost, budget availability, customer requirements, emerging technologies, competitive pressures, and the relative merits of various products in any given category. These carriers dedicate their resources to such evaluations, and in some cases potential purchases, based on strategic priorities which may fluctuate over time, and vendors’ competition for these evaluation resources is fierce. Prospective large carrier customers may not communicate to us their shifting priorities relative to BRAS products. Therefore, over time, the number of prospective large carrier customers evaluating BRAS products, if any, may vary widely and we may not be aware immediately, if at all, of any given vendor’s reduced interest in evaluating and purchasing BRAS products in general or our VantEdge product in particular.

Our Customers May Demand Preferential Terms, or They May Delay, or Cease Evaluation of Our Products, Any of Which Would Adversely Affect Our Results of Operations

In certain cases, our current and prospective customers are able to exert a high degree of influence over us. These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes; these processes are subject to unpredictable delays and may be cancelled by the prospective customers at any time with little or no advance notice to us. Historically this product approval process has taken as long as one year; in the future we expect this process to take two years or longer, especially for ILECs, IXCs and PTTs. Accordingly, we believe we will be required to submit successive versions of our products as well as new products to our current and prospective customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets, customers’ evaluation of competing products and regulatory issues affecting telecommunication service providers. Delays in the product approval process or failure to gain any such approval could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, future approvals, if any, and the ensuing sales of such products, if any, likely will be much more difficult to attain than in the past, likely will take far longer to attain than in the past, and such approval and sales may not occur at all. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could adversely affect our results from operations or cause them to significantly vary from quarter to quarter.

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

Our Failure to Comply with Regulations and Evolving Industry Standards Could Delay or Prevent Our Introduction of New Products

The market for our products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In order to meet the requirements of our customers, our products may be required to comply with various industry standards and regulations including those promulgated by the Federal Communications Commission, or FCC, and standards established by various organizations, including, but not limited to, Underwriters Laboratories and Bell Communications Research. Failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay or prevent the introduction of our products or adversely impact product sales. Moreover, enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry could have a material adverse effect on our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

Substantial Future Issuances of Our Common or Preferred Stock in Private Placements or in the Public Market Could Cause Our Common Stock Price to Fall

Issuance of debt that is convertible into our common or preferred stock, or sales of a large number of shares of our common or preferred stock in private placements or in the public market or the perception that such transactions could occur could cause the market price of our common stock to drop. Such transactions could be accompanied by the issuance of warrants for the purchase of preferred or common stock, and such transactions could include other terms and conditions, which would cause the price of our common stock to fall. As of June 30, 2004, we had approximately 7.7 million shares of common stock outstanding. We have filed seven registration statements on Form S-8 with the Securities and Exchange Commission covering approximately 3.1 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of June 30, 2004, approximately 0.5 million shares are currently subject to exercisable options and 0.6 million shares of restricted stock are outstanding and begin to vest in 2004. In connection with our private placement completed in May 2004, the Company issued 0.3 million common stock warrants at an exercise price of $10 per share. As of June 30, 2004 all of these warrants were outstanding. Issuance of debt convertible into a large number of shares or sales of a large number of shares could adversely affect the market price for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at June 30, 2004.

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

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a final settlement agreement with the plaintiffs. The settlement is still subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The Underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement.

Copper Mountain Securities Litigation, ND Cal. (and related actions). On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of the Company’s current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. The Company filed a motion to dismiss the Northern District action, which was heard on November 29, 2001. The motion was re-argued on February 19, 2004. On April 2, 2004, the Northern District dismissed the securities litigation against the Company, its CEO and its former CFO. Portions of the complaint relating to financial projections and forward-looking statements were dismissed “with prejudice” based on the “safe harbor” warnings given by the Company. The Court also dismissed all of the remaining allegations in the complaint based on deficiencies in those allegations. On June 23, 2004, all of the remaining allegations that were dismissed without prejudice in the Northern District action were dismissed with prejudice at the plaintiff’s request. Plaintiffs informed the Court that, after additional investigation, they were unable to identify facts necessary to support their allegations.

Aaron v. Gilbert, et. al. On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court based upon the same facts as those alleged in In re Copper Mountain Securities Litigation. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. On June 28, 2004 and July 2, 2004, the Santa Clara Superior Court granted plaintiff’s voluntary dismissal of these two lawsuits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) On May 6, 2004, we issued and sold 1,250,000 shares of our common stock and warrants to purchase 312,500 shares of common stock that were not registered under the Securities Act of 1933, as amended, to 16 accredited investors for aggregate cash consideration of $11,250,000. The warrants issued had an exercise price of $10 per share and expire on May 5, 2009. No underwriters were involved in the foregoing stock or warrant issuances, however WR Hambrect & Company acted as a private placement agent for which they received a fee of $0.5 million. The issuance of these securities was exempt from registration under the Securities Act in reliance on Regulation D promulgated under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Copper Mountain Networks, Inc. was held on May 5, 2004. At this meeting, the Company solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i) To elect directors to serve for the ensuing year and until their successors are elected. Elected to serve as directors were Richard S. Gilbert, Joseph D. Markee, Tench Coxe, Roger L. Evans, Raymond V. Thomas and Joseph R. Zell. For each elected director the results of voting were: Richard S. Gilbert 5,756,754 for and 116,952 withheld; Joseph D. Markee 5,760,688 for and 113,018 withheld; Tench Coxe 5,696,056 for and 177,650 withheld; Roger L. Evans 5,739,626 for and 134,080 withheld; Raymond V. Thomas 5,717,442 for and 156,264 withheld; Joseph R. Zell 5,716,245 for and 157,461 withheld. Each of the nominees was re-elected to serve as a director of the Company.

(ii) To ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for its year ending December 31, 2004. The selection of Deloitte & Touche LLP as independent auditors of the Company for its year ending December 31, 2004 was ratified with the following votes: 5,818,994_for, 49,847 against, and 4,865 abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	4.1	Purchase Agreement dated as of May 3, 2004, by and between the Registrant and each of the selling security holders pursuant to this registration statement. (1)

	4.2	Form of warrant to purchase common stock issued by the Registrant to each of the purchasers pursuant to the Purchase Agreement dated as of May 3, 2004. (1)

	10.17	2003 Officers Change of Control Plan effective July 1, 2003.

	31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certifications by Richard S. Gilbert and Michael O. Staiger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “Commission”) on May 13, 2004 (File No. 333-115469) and incorporated herein by reference.

(b)	Reports on Form 8-K

On April 20, 2004, the Company furnished a Current Report on Form 8-K announcing its unaudited financial results for the three months ended March 31, 2004.

On May 4, 2004, the Company furnished a Current Report on Form 8-K announcing that it had entered into definitive purchase agreements to sell approximately 1,250,000 shares of common stock at $9.00 per share, together with related warrants to purchase common stock at an exercise price of $10.00 per share, in a common stock private placement to new and current stockholders.

On May 7, 2004, the Company furnished a Current Report on Form 8-K announcing that it completed the previously-announced sale of 1,250,000 shares of common stock at $9.00 per share, together with related warrants to purchase 312,500 shares of common stock at an exercise price of $10.00 per share, in a common stock private placement to new and current stockholders on May 6, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Copper Mountain Networks, Inc.

Date: July 29, 2004	/s/ Richard S. Gilbert
Richard S. Gilbert
Chairman and Chief Executive Officer

/s/ Michael O. Staiger
Michael O. Staiger
Executive Vice President,
Chief Financial Officer and Secretary