Form 10-Q
period 2004-09-30
COPPER MOUNTAIN NETWORKS INC
filed 2004-11-09
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of October 29, 2004 was 7,995,901

COPPER MOUNTAIN NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,055	$13,003
Short-term marketable investments	8,034	9,977
Accounts receivable, net	966	1,305
Inventory, net	1,846	2,194
Other current assets	748	734

Total current assets	20,649	27,213
Property and equipment, net	1,658	2,172
Other assets	404	619

Total assets	$22,711	$30,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$783	$1,127
Accrued restructuring costs	1,150	1,674
Accrued liabilities	3,380	4,659
Current portion of obligations under capital leases and equipment notes payable	—	168

Total current liabilities	5,313	7,628
Accrued restructuring costs	1,394	1,946
Other accrued	256	352

Stockholders’ equity:
Common stock	8	6
Additional paid in capital	263,057	251,274
Deferred compensation	(3,483)	(2,387)
Accumulated deficit	(243,834)	(228,815)

Total stockholders’ equity	15,748	20,078

Total liabilities and stockholders’ equity	$22,711	$30,004

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$1,814	$3,698	$5,908	$10,840
Cost of revenue	1,526	1,209	3,370	3,640

Gross margin	288	2,489	2,538	7,200
Operating expenses:
Research and development	3,290	3,225	9,967	9,949
Sales and marketing	1,025	1,545	3,816	4,937
General and administrative	1,204	1,835	4,302	5,822
Amortization of deferred stock compensation*	(1,589)	808	(126)	2,899
Restructuring and other non-recurring charges	—	—	(260)	—
Recovery of bad debt	—	(2,600)	—	(3,404)

Total operating expenses	3,930	4,813	17,699	20,203

Loss from operations	(3,642)	(2,324)	(15,161)	(13,003)

Other income (expense):
Interest and other income	59	92	147	278
Interest expense	—	(41)	(5)	(194)

Net loss	$(3,583)	$(2,273)	$(15,019)	$(12,919)

Basic and diluted net loss per share	$(0.51)	$(0.40)	$(2.32)	$(2.29)

Basic and diluted common equivalent shares	7,066	5,713	6,464	5,633

*	The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$(41)	$10	$(8)	$132
Research and development	(1,222)	90	(721)	1,278
Sales and marketing	(492)	16	(314)	487
General and administrative	166	692	917	1,002

Total	$(1,589)	$808	$(126)	$2,899

See accompanying notes to the financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2004	6,304	$6	$251,274	$(2,387)	$(228,815)	$20,078
Adjustment of deferred compensation related to options outstanding	—	—	(2,071)	2,071	—	—
Amortization related to deferred stock compensation	—	—	—	(126)	—	(126)
Sale of common stock in private offering	1,250	2	10,623	—	—	10,625
Exercise of options to purchase common stock	70	—	190	—	—	190
Issuance of restricted stock to employees	341	—	3,142	(3,142)	—	—
Cancellation of restricted stock	(9)	—	(101)	101	—	—
Net loss	—	—	—	—	(15,019)	(15,019)

Balance at September 30, 2004	7,956	$8	$263,057	$(3,483)	$(243,834)	$15,748

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,019)	$(12,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,292	3,572
Non-cash compensation	(126)	2,899
Changes in operating assets and liabilities:
Accounts receivable, net	339	(262)
Inventory, net	348	(1,672)
Other current assets and other assets	201	441
Accounts payable and accrued liabilities	(1,719)	(795)
Accrued restructuring costs	(1,076)	(1,336)

Net cash used in operating activities	(15,760)	(10,072)

Cash flows from investing activities:
Purchases of marketable investments	(11,349)	(28,489)
Maturities of marketable investments	13,292	26,471
Purchases of property and equipment	(778)	(375)

Net cash provided by (used in) investing activities	1,165	(2,393)

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	(168)	(2,710)
Proceeds from issuance of common stock, net	10,815	237

Net cash provided by (used in) financing activities	10,647	(2,473)

Net decrease in cash and cash equivalents	(3,948)	(14,938)
Cash and cash equivalents at beginning of period	13,003	25,993

Cash and cash equivalents at end of period	$9,055	$11,055

Supplemental information:
Interest paid	$5	$194

See accompanying notes to condensed financial statements

NOTE 1 - General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2003 contained in the 2003 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.

Management Plans

As shown in the financial statements, the Company incurred significant losses of $3.6 million and $15.0 million for the three and nine months ended September 30, 2004, respectively. We currently fund our operations with our cash, cash equivalents and marketable investments. During the three and nine months ended September 30, 2004 we used approximately $4.9 million and $16.5 million, respectively, in cash to fund our operations. At September 30, 2004, we had cash, cash equivalents, and short-term marketable investments of $17.1 million. We currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect this rate of quarterly cash use to continue through 2004.

We anticipate that we may have to seek additional equity or debt financing in the private or public capital markets to obtain the funds we need to continue operations beyond the first quarter of 2005 and to demonstrate our future viability as a going concern to potential and existing customers. Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we face.

The Company has made significant investments in the development of the VantEdge Broadband Remote Access Server (BRAS) product and believes it has significant promise; however it is unclear whether it will be commercially successful and generate sufficient revenue to offset the decline of sales of current products. Presently, current and prospective customers are evaluating and/or trialing the VantEdge, and it is uncertain as to whether it will meet these carriers’ current and/or future overall requirements; whether it will meet these carriers’ performance and cost expectations; and whether it will require substantial further development. As a result, carriers’ acceptance of the VantEdge may be delayed or may not occur at all; the enhancement and commercialization of the VantEdge product might be delayed, perhaps indefinitely; or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

On August 31, 2004 the Company announced that it had retained Raymond James & Associates, Inc. as its advisor to explore strategic options, including a possible sale of the company. In the event that the Company is not successful in these efforts, and in the absence of increased sales of CopperEdge products or significant sales of the VantEdge product, the Company may be unable to continue as a going concern. We may seek additional equity or debt financing in the private or public capital markets to obtain the funds needed to continue operations and to demonstrate the Company’s future viability as a going concern to potential and existing customers. If the Company is unable to obtain sufficient financing, the Company may have to further reduce expenses through workforce reductions and other cost cutting measures. Management believes that such expense reduction, if appropriate, would need to occur during 2004 or early 2005 in order for the cost savings to be meaningful to us. Even if such expense reduction occurs during 2004 or early 2005, it may not be sufficient to generate enough cost savings to sufficiently improve our liquidity and/or capital resources to enable the Company to remain viable as a going concern.

Investments In Marketable Securities

At September 30, 2004, the Company held investments in investment grade debt and money market securities with various maturities through January 2005. Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of September 30, 2004 totaled $8.0 million. These debt securities have been classified as short-term marketable investments as they have original maturities of more than 90 days. The fair value of the Company’s total investments in marketable securities based upon the closing market prices of such securities on September 30, 2004 approximated the carrying value. The Company has designated all of its investments held on September 30, 2004 as held-to-maturity.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended September 30, 2004 include revenue recognized from three significant customers totaling $0.4 million, or 24%; $0.5 million, or 28%; and $0.2 million, or 10% of net revenue. The Company’s revenues for the three months ended September 30, 2003 include revenue recognized from three significant customers totaling $1.0 million, or 28%; $1.0 million, or 27% (international customer); and $0.9 million, or 23% of net revenue. The Company’s revenues for the nine months ended September 30, 2004 include revenue recognized from four significant customers totaling $0.8 million, or 14%; $0.8 million, or 13%; $0.7 million, or 11% (international customer); and $0.6 million, or 10% (from a reseller) of net revenue. The Company’s revenues for the nine months ended September 30, 2003 include revenue recognized from two significant customers totaling $4.3 million, or 40% (international customer); and $1.5 million, or 14% of net revenue.

The Company performs ongoing credit evaluations of its customers as it deems appropriate, and generally requires no collateral. The Company had significant accounts receivable balances due from five customers individually representing 29%, 14%, 14%, 11%, and 10% of total accounts receivable at September 30, 2004.

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

Inventory

Inventory is stated at the lower of cost, principally standard costs, which approximates actual costs on a first-in, first-out basis, or market. During the three and nine months ended September 30, 2004 the Company recognized inventory obsolescence expenses of $0.9 million and $1.2 million related to excess and obsolete inventory. During the three and nine months ended September 30, 2004 the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.4 million and $0.8 million, respectively. During the three and nine months ended September 30, 2003 the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.4 million and $9.6 million, respectively.

Accrued Compensation

During the third quarter of 2004 the Company reversed $0.6 million of accrued incentive compensation that was accrued during the six months ended June 30, 2004, which resulted in credits to various line items in the Company’s income statement, including cost of goods sold ($0.1 million), research and development

($0.1 million), sales and marketing ($0.1million) and general and administrative expenses ($0.3 million). The accrual was reversed because in management’s opinion it became unlikely that the Company would achieve certain financial milestones that would trigger the payment of this incentive compensation.

Deferred Stock Compensation

The deferred stock compensation expense line item in the Company’s income statement includes the amortization of deferred stock compensation from grants of restricted stock and from re-priced stock options. The compensation expense for the restricted stock awards is fixed at the time of grant. The deferred stock compensation expense related to the re-priced options is re-measured at the end of each reporting period and may fluctuate depending on the price of the Company’s common stock. The re-measurement of the compensation expense during the three months ended September 30, 2004, resulted in a credit of $2.4 million as a result of the decline in the Company’s stock price during the quarter. The re-measurement credit was offset by deferred compensation expense associated with restricted stock grants.

Restricted Common Stock

During the third quarter of 2004, the Company granted 239,000 shares of restricted common stock, all to non-executive employees. The related net compensation expense of approximately $2.0 million will be amortized on an accelerated basis over the vesting period of two years. The Company recognized compensation expense of $0.2 million related to this grant of restricted common stock for the three months ended September 30, 2004. These shares begin to vest in July of 2005.

Stock-Based Compensation

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(3,583)	$(2,273)	$(15,019)	$(12,919)
Add: Stock-based employee compensation included in net loss, net of related tax effects	(2,352)	125	(1,711)	2,052
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(109)	(627)	(1,237)	(1,403)

Pro forma net loss under SFAS No. 123	$(6,044)	$(2,775)	$(17,967)	$(12,270)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(0.86)	$(0.49)	$(2.78)	$(2.18)

Assumptions:
Dividend Yield	—	—	—	—
Volatility factor	52%	77%	52%	77%
Risk free interest rate	1.25%	1.25%	1.25%	1.25%
Expected Life of Option	2 years	2 years	2 years	2 years

The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2004 and 2003 was $3.89 and $4.97 per share, respectively. The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2004 and 2003 was $4.08 and $4.76 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements (in thousands).

		Additions
	Balance at January 1, 2004	Charged to Costs and Expenses	Deductions For Costs Incurred	Deductions For Change In Estimates	Balance at September 30, 2004
Accrued warranty	$200	94	94	50	$150

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

Annual service and support arrangements can be purchased by customers for products no longer under warranty and are generally billed quarterly. Revenue from service and support arrangements is recognized ratably over the respective service period or as services are performed.

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

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents of 0.8 million and 1.0 million for the three month periods ending September 30, 2004 and 2003, respectively, were excluded from the calculation because of their anti-dilutive effect. Common stock equivalents of 1.1 million and 0.4 million for the nine month periods ending September 30, 2004 and 2003, respectively, were excluded from the calculation because of their anti-dilutive effect.

NOTE 5 - Composition of Certain Balance Sheet Captions (in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Inventory:
Raw materials	$32,994	$35,308
Work in process	19	164
Finished goods	1,395	2,451
Allowance for excess and obsolescence	(32,562)	(35,729)

	$1,846	$2,194

Accrued liabilities:
Accrued compensation	$700	$1,790
Accrued paid time off	760	832
Accrued warranty	150	200
Deferred revenue	554	732
Other	1,216	1,105

	$3,380	$4,659

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

The remaining balance of the accrued restructuring charges are as follows (in thousands):

	Cash/ Non-cash	Balance at January 1, 2004	Payment of excess lease costs	Balance at September 30, 2004
Excess lease costs	Cash	$3,620	$(1,076)	$2,544

NOTE 7 – Litigation and Claims

On October 20, 2000, a Copper Mountain stockholder, Ariel Hernandez, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Northern District of California (the “Northern District”) against the Company and two officers of the Company, alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Thereafter, approximately twenty-three similar complaints were filed in the Northern District, along with related derivative actions against certain of the Company’s current and former officers and directors in California Superior Court (Aaron v. Gilbert, et. al. ) and Delaware (collectively, the “Complaints”). The Complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. The twenty-three Northern District Complaints have been consolidated into a single action identified as In re Copper Mountain Networks Securities Litigation, case number C-00-3894-VRW. On June 23, 2004, the Northern District action was dismissed with prejudice at the plaintiffs’ request. Plaintiffs informed the Court that, after additional investigation, they were unable to identify facts necessary to support their allegations.

On November 15, 2000, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Glassman v. Gilbert et. al, Civil Action No. 18491-NC, was filed in the Delaware Chancery Court based upon the same facts as those alleged In re Copper Mountain Securities Litigation. On August 26, 2004, plaintiff voluntarily dismissed that action.

On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court based upon the same facts as those alleged in In re Copper Mountain Securities Litigation. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. On June 28, 2004 and July 2, 2004, the Santa Clara Superior Court granted plaintiffs’ voluntary dismissal of these two derivative actions.

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

The Company is party to other legal proceedings and claims in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2004. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

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

Overview

As shown in the financial statements, the Company incurred significant losses of $3.6 million and $15.0 million for the three months and nine months ended September 30, 2004. We currently fund our operations with our cash, cash equivalents and marketable investments. During the three and nine months ended September 30, 2004, we used approximately $4.9 million and $16.5 million in cash to fund our operations. At September 30, 2004, we had cash, cash equivalents, and short-term marketable investments of $17.1 million. We currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect that this rate of quarterly cash use to continue through 2004.

We anticipate that we may have to seek additional equity or debt financing in the private or public capital markets to obtain the funds we need to continue operations beyond the first quarter of 2005 and to demonstrate our future viability as a going concern to potential and existing customers. Additional financing may not be available when needed on terms and conditions favorable to us or at all. If adequate funds are not available or are not available on acceptable terms and conditions, we may be unable to fund our ongoing operations. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we face.

The Company has made significant investments in the development of the VantEdge Broadband Remote Access Server (BRAS) product and believes it has significant promise; however it is unclear whether it will be commercially successful and generate sufficient revenue to offset the decline of sales of current products. Presently, current and prospective customers are evaluating and/or trialing the VantEdge, and it is uncertain as to whether it will meet these carriers’ current and/or future overall requirements;

whether it will meet these carriers’ performance and cost expectations; and whether it will require substantial further development. As a result, carriers’ acceptance of the VantEdge may be delayed or may not occur at all; the enhancement and commercialization of the VantEdge product might be delayed, perhaps indefinitely; or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

On August 31, 2004 the Company announced that it had retained Raymond James & Associates, Inc. as its advisor to explore strategic options, including a possible sale of the company. In the event that the Company is not successful in these efforts, and in the absence of increased sales of CopperEdge products or significant sales of the VantEdge product, the Company may seek additional equity or debt financing in the private or public capital markets to obtain the funds needed to continue operations and to demonstrate the Company’s future viability as a going concern to potential and existing customers. If the Company is unable to obtain sufficient financing, the Company may have to further reduce expenses through workforce reductions and other cost cutting measures. Management believes that such expense reduction, if appropriate, would need to occur during 2004 or early 2005 in order for the cost savings to be meaningful to us. Even if such expense reduction occurs during 2004 or early 2005, it may not be sufficient to generate enough cost savings to sufficiently improve our liquidity and/or capital resources to enable the Company to remain viable as a going concern.

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

For the three months ended September 30, 2004, revenue recognized from our three largest customers, Mpower, Florida Digital, and LDMI accounted for approximately 28%, 24%, and 10% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers’ buying patterns are unpredictable. Future sales, if any, to the significant customers mentioned above may be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could among other things reduce or delay our net revenue, adversely impact our ability to sustain or achieve annual or quarterly profitability and adversely impact our ability to generate positive cash flow, and, as a consequence, could materially adversely affect our business, financial condition and results of operations.

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

We expect our gross margin could be affected by many factors including competitive pricing pressures, charges for excess and obsolete inventory, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of September 30, 2004, we had a substantial amount of fully reserved finished goods and component inventory for the CE200 and VantEdge product lines. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete products, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units and our ability to sustain pricing at current levels which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

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

The remaining balances of the accrued restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Balance at January 1, 2004	Payment of excess lease costs	Balance at September 30, 2004
Excess lease costs	Cash	$3,620	$(1,076)	$2,544

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

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	84.1	32.7	57.0	33.6

Gross margin	15.9	67.3	43.0	66.4
Operating expenses:
Research and development	181.4	87.2	168.7	91.8
Sales and marketing	56.5	41.8	64.6	45.5
General and administrative	66.4	49.6	72.8	53.7
Amortization of deferred stock compensation	(87.6)	21.8	(2.1)	26.8
Restructuring and other non- recurring charges	—	—	(4.4)	—
Recovery of bad debt	—	(70.3)	—	(31.4)

Total operating expenses	216.7	130.1	299.6	186.4
Loss from operations	(200.8)	(62.8)	(256.6)	(120.0)
Interest and other income, net	3.3	1.4	2.4	0.8

Net loss	(197.5)%	(61.4)%	(254.2)%	(119.2)%

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Net Revenue. Net revenue decreased from $3.7 million for the three months ended September 30, 2003 to $1.8 million for the three months ended September 30, 2004. Sales to our three largest customers, Mpower, Florida Digital, and LDMI were $0.5 million, $0.4 million, and $0.2 million, respectively. Sales to our three largest customers for the three months ended September 30, 2003, DSL.Net, Versatel, and Mpower, were $1.0 million, $1.0 million, $0.9 million, respectively. Software and service sales during the three months ended September 30, 2004 and 2003 were approximately $0.6 million and $1.8 million, respectively.

Gross Margin. Our gross margin decreased from $2.5 million for the three months ended September 30, 2003 to $0.3 million for the three months ended September 30, 2004. The decrease in gross margin was primarily the result of the recognition of an inventory obsolescence charge of $0.9 million, which was related to excess and obsolete inventory and to a decrease of $1.2 million in high margin software and service sales during the three months ended September 30, 2004 compared to the same period in the prior year. During the three months ended September 30, 2004 and 2003, the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.4 million and $0.4 million, respectively. The Company expects margins in subsequent periods to fluctuate, perhaps substantially, and margins in future quarters may be lower than in the current period.

Research and Development. Our research and development expenses increased from $3.2 million for the three months ended September 30, 2003 to $3.3 million for the three months ended September 30, 2004. During the three months ended September 30, 2004 depreciation expense related to capital equipment decreased by approximately $0.3 million as a result of lower average purchases of capital equipment. Additionally, compensation costs decreased by $0.3 million over the same period as a result of lower headcount and lower incentive compensation. These decreases were offset by an increase in the purchase of prototype materials of $0.6 million used in product development and by an increase of $0.2 million in consulting services used in the same period.

Sales and Marketing. Our sales and marketing expenses decreased from $1.5 million for the three months ended September 30, 2003 to $1.0 million for the three months ended September 30, 2004. This decrease was primarily the result of a decrease in personnel costs of $0.2 million as a result of lower commission and bonus expenses and due to a $0.2 million decrease in consulting costs.

General and Administrative. Our general and administrative expenses decreased from $1.8 million for the three months ended September 30, 2003 to $1.2 million for the three months ended September 30, 2004. This decrease was primarily the result of a decrease in personnel costs of $0.7 million as a result of lower bonus expenses and a $0.1 million decrease in depreciation. These decreases were offset by an increase in legal and accounting costs of $0.2 million.

Deferred Stock Compensation. Our deferred stock compensation expense decreased from $0.8 million for the three months ended September 30, 2003 to a credit of $1.6 million for the three months ended September 30, 2004. This decrease was primarily the result of the re-measurement of the deferred stock compensation related to unexercised options that were re-priced in 2002. The re-measurement of the compensation expense resulted in a credit of $2.4 million during the current quarter as a result of the significant decline in the Company’s stock price. The re-measurement credit was offset by deferred compensation expense associated with restricted stock grants.

Interest and Other Income. Our interest and other income decreased from $92,000 for the three months ended September 30, 2003 to $59,000 for the three months ended September 30, 2004. This decrease was primarily the result of lower average cash and short-term investment balances.

Interest Expense. Our interest expense decreased from $41,000 for the three months ended September 30, 2003 to zero for the three months ended September 30, 2004. The amounts outstanding under capital lease and equipment notes payable facilities have been paid in full.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Net Revenue. Net revenue decreased from $10.8 million for the nine months ended September 30, 2003 to $5.9 million for the nine months ended September 30, 2004. Sales to our four largest customers for the nine months ended September 30, 2004, MPower, Florida Digital, Versatel and Graybar (reseller), were $0.8 million, $0.8 million, $0.7 million and $0.6 million, respectively. Sales to our two largest customers for the nine months ended September 30, 2003, Versatel and MPower, were $4.3 million and $1.5 million, respectively.

Gross Margin. Our gross margin decreased from $7.2 million for the nine months ended September 30, 2003 to $2.5 million for the nine months ended September 30, 2004. The decrease in gross margin was primarily the result of the decrease in sales during the nine months ended September 30, 2004. Also attributing to the decrease in gross margin was an increase in the charge taken for inventory obsolescence. Inventory obsolescence charges totaled $0.2 million and $1.2 million for the nine months ended September 30, 2003 and 2004, respectively. Additionally, high margin software and service sales decreased from $3.3 million to $2.4 million, during the nine months ended September 30, 2003 and 2004, respectively. During the nine months ended September 30, 2003 and 2004, the Company sold CE200 access concentrators and related line cards that had been previously written down by $9.6 million and $0.8 million, respectively.

Research and Development. Our research and development expenses increased from $9.9 million for the nine months ended September 30, 2003 to $10.0 million for the nine months ended September 30, 2004. The increase in research and development costs were the result of increased spending on prototype materials used in product development and an increase in the use of outside consultants which was partially offset by a decrease in depreciation expense related to capital equipment. During the nine months ended September 30, 2004 prototype material expenditures and outside consulting costs increased by approximately $1.3 million and $0.6 million, respectively when compared to the same period of the prior year. During the nine months ended September 30, 2004 depreciation expense decreased by approximately $1.2 million when compared to the same period of the prior year.

Sales and Marketing. Our sales and marketing expenses decreased from $4.9 million for the nine months ended September 30, 2003 to $3.8 million for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in personnel costs as a result of lower salaries, commission and bonus expenses.

General and Administrative. Our general and administrative expenses decreased from $5.8 million for the nine months ended September 30, 2003 to $4.3 million for the nine months ended September 30, 2004. This decrease was primarily the result of lower employee compensation costs and lower depreciation costs. During the nine months ended September 30, 2004 depreciation expense related to capital equipment decreased by approximately $0.6 million as a result of lower average purchases of capital equipment. In addition our personnel costs, including salaries and bonuses, decreased in the same period by $1.2 million.

Deferred Stock Compensation. Our deferred stock compensation expense decreased from $2.9 million for the nine months ended September 30, 2003 to a credit of $0.1 million for the nine months ended September 30, 2004. This decrease was primarily the result of the re-measurement of the deferred stock compensation related to unexercised options that were re-priced in 2002. The re-measurement of the compensation expense during the third quarter of 2004 resulted in a credit of $2.4 million as a result of the significant decline in the Company’s stock price. The re-measurement credit was offset by deferred compensation expense associated with restricted stock grants.

Interest and Other Income. Our interest and other income decreased from $278,000 for the nine months ended September 30, 2003 to $147,000 for the nine months ended September 30, 2004. This decrease was primarily the result of lower average cash and short-term investment balances and a decrease in average investment yields.

Interest Expense. Our interest expense decreased from $194,000 for the nine months ended September 30, 2003 to $5,000 for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in the amounts outstanding under capital lease and equipment notes payable facilities as a result of payments made under such facilities. The amounts outstanding under capital lease and equipment notes payable facilities have been paid in full.

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

We currently fund our operations with our cash, cash equivalents and marketable investments. During the three months ended September 30, 2004, we used approximately $4.9 million in cash to fund our operations, and we expect this rate of usage could continue or increase. At September 30, 2004, we had cash, cash equivalents, and short-term marketable investments of $17.1 million.

We estimate that we currently require approximately $5 million to $7 million in cash per quarter to fund our operations, and we presently expect this rate of quarterly cash use to continue through 2004. Based on our current estimates, we believe that we have sufficient cash, cash equivalents and marketable investments to fund our operations for at least six months. These estimates reflect various assumptions, including the assumptions that the sales of our existing products will continue at approximately the same levels as in the first nine months of 2004, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, and that we do not incur significant additional expenses, including but not limited to expenses related to litigation, including any adverse determination in any of the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of our assumptions may prove to be incorrect. In particular, revenues from sales of our products have decreased in the last two years. In the future, it is unclear whether we will continue to generate revenue from sales of products at the same levels, if at all. Finally, carriers’ acceptance of the VantEdge may be delayed or may not occur at all; the enhancement and commercialization of the VantEdge product might be delayed, perhaps indefinitely; or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

We have made significant investments in the development of the VantEdge Broadband Remote Access Server (BRAS) product and we believe it has significant promise; however it is unclear whether it will be commercially successful and generate sufficient revenue to offset the decline of sales of current products. Presently, current and prospective customers are evaluating and/or trialing the VantEdge, and it is uncertain as to whether it will meet these carriers’ current and/or future overall requirements; whether it will meet these carriers’ performance and cost expectations; and whether it will require substantial further development. As a result, carriers’ acceptance of the VantEdge may be delayed or may not occur at all; the enhancement and commercialization of the VantEdge product might be delayed, perhaps indefinitely; or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected. Should sufficient funds not be available to fund the commercialization of VantEdge, our viability as a going concern may be in doubt.

Should any of these or other factors occur, our use of cash may be adversely affected. This may require management to reduce expenses to have sufficient funds for our operations beyond the first quarter of 2005. Management believes that such expense reduction, if appropriate, would need to occur during 2004 or early 2005 in order for the cost savings to be meaningful to us.

We anticipate that we may have to seek additional equity or debt financing in the private or public capital markets to obtain the funds we need to continue operations beyond the first quarter of 2005 and to demonstrate our future viability as a going concern to potential and existing customers. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we face.

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

Cash used in operating activities for the nine months ended September 30, 2004 and 2003 was $15.8 million and $10.1 million, respectively. The relative increase in cash used in operating activities for the nine months ended September 30, 2004 compared to the same period in the prior year was primarily the result of an increase in the net loss which also included lower non-cash depreciation and deferred stock compensation expenses.

Cash provided by/(used in) investing activities for the nine months ended September 30, 2004 and 2003 was $1.2 million and $(2.4) million, respectively. The relative decrease in cash used by investing activities for the nine months ended September 30, 2004 compared to the same period in the prior year was the result of a decrease in net purchases of marketable investments.

Cash provided by/(used in) financing activities for the nine months ended September 30, 2004 and 2003 was $10.6 million and $(2.5) million, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2004 compared to the same period in the prior year was primarily due to the Company closing the sale of 1,250,000 shares of common stock to new and current shareholders at $9.00 per share in May 2004. The common stock private placement raised net proceeds to the company of approximately $10.6 million net of fees and expenses.

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

We May Not Be Able to Achieve or Maintain a Scale of Operations, Liquidity or Capital Resources That Is Sufficient In the View of Our Current and/or Prospective Customers.

Many of our current and prospective telecom service provider customers, including but not limited to prospective ILEC, IXC and PTT customers, require telecom equipment vendors to meet certain operational and financial criteria in order for such vendors to be eligible to establish and maintain product supply relationships with the customer. These criteria include, but are not limited to, maintaining a scale of operations, liquidity and capital resources that is sufficient, in the opinion of the customer, to enable the vendor to assure long-term supply of the vendor’s products and demonstrate long-term viability as a going concern. Currently, we may not be able to meet some or all such criteria, especially with respect to prospective ILEC, IXC and PTT customers; in the event that we meet one or more of these criteria today we may not be able to continue to do so in the future. It may not be possible for us to meet such criteria solely by raising additional capital, and the amount of capital necessary to meet our current and prospective customers’ requirements may be significantly greater than the amount of capital available to us. We may be able to meet such criteria if and only if we are acquired by a substantially larger vendor with a scale of operations, liquidity and capital resources significantly greater than ours, which acquisition may not be feasible or may not occur in a timely manner.

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

We May Not Be Able to Obtain Additional Capital to Fund Our Operations When Needed, and Without Additional Capital We May Not Be Able to Sustain Our Operations

During the last four quarters we required approximately $4.6 to $5.9 million in cash per quarter to fund our operations, and this rate of quarterly cash use could continue or increase. Based upon our recent quarterly cash use, we believe that we have sufficient cash and cash equivalents to fund our operations for at least the next six months. These estimates reflect various assumptions, including the assumption that sales of our existing products will continue at approximately the same levels as in the third quarter of 2004, that testing, continued development and commercialization of our new VantEdge product proceeds as planned, that we do not incur significant additional expenses, including but not limited to expenses related to litigation, including any adverse determination in the litigation described elsewhere in this Form 10-Q under the heading “Legal Proceedings.” Any of our assumptions may prove to be incorrect.

It is unclear whether we will continue to generate revenue from sales of our current products at the same level of such revenues in the past, if at all. Also, carriers’ acceptance of the VantEdge may be delayed or may not occur at all; the enhancement and commercialization of the VantEdge product might be delayed, perhaps indefinitely; or might require the expenditure of significantly more funds than currently anticipated, in which case liquidity and capital resources would be adversely affected.

We currently fund our operations with our cash, cash equivalents and marketable investments. In order to fund our operations significantly beyond the first quarter of 2005, we expect that we may have to further reduce our expenses and / or raise additional funds. Moreover, we may require such financing sooner than anticipated. We anticipate that we may have to seek equity or debt financing in the private or public capital markets to obtain the funds we need to continue operations and to demonstrate our future viability as a going concern to potential and existing customers. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ stock market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we face.

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

We Derive Almost All of Our Revenues From a Small Number of Customers and Our Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Our Products

We sell our products predominantly to CLECs and IOCs. Sales to our largest three customers accounted for approximately 61% of our net revenue for the three months ended September 30, 2004. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from our CLEC and IOC customers and, in particular:

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

We have excess facilities in Fremont, California, San Diego, California, and Palo Alto, California, most of which are subleased. We are obligated to continue making payments on the leases associated with each of these excess facilities. Rent associated with these excess facilities has adversely affected our financial condition. If we are unable to sublease all of these properties to financially viable sub-lessees at rates comparable to those we are obligated to pay, it could further adversely impact our financial condition. We cannot assure you that our current subtenants will continue to sublease our excess facilities.

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

Our Ability to Sustain or Grow Our Business May Be Harmed if We Are Unable to Develop and Maintain Certain Strategic Relationships with Third Parties to Market and Sell Our Products

Our success will depend in part upon our ability to form and maintain distribution partnerships, including agreements under which we agree to sell our products to certain service provider customers through distribution partners. Any such agreements we have entered into in the past may not be successful. The amount and timing of resources which our distribution partners devote to our business, if any, is not within our control and may not be sufficient to generate significant revenue. Our distribution partners may not perform their obligations as expected. Our distribution partners may have entered into distribution partnerships with vendors of products, which compete directly or indirectly with our products, or may enter into such partnerships in the future; either such action could materially adversely affect our ability to generate revenue from such partnerships. In some cases, agreements with our distribution partners may be relatively new, and we cannot be certain that we will be able to achieve expected revenues from such partners or sustain the level of revenue generated in the past under similar arrangements. If any of our distribution partners chooses not to renew, breaches or terminates its agreement, fails to perform its obligations under its agreement, or fails to perform in accordance with our expectations, we may not be able to sustain or grow our business. In the event that such relationships become ineffective or are terminated, we may not be able to continue to maintain or develop similar relationships or to replace distribution partners. In addition, any such agreements we enter into in the future may not be successful.

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

Our Dependence on Sole and Single Source Suppliers Exposes Us to Supply Interruption

Although we generally use standard parts and components for our products, certain key components are purchased from sole or single source vendors for which alternative sources are not currently available or practical. The inability to obtain sufficient quantities of these components may in the future result in delays or reductions in product shipments, which could materially adversely affect our business, financial condition and results of operations. We have evaluated alternative source vendors in the past for these key components and will continue to do so as appropriate, but any alternative vendors may not meet our quality standards for component vendors. In the event of a reduction or interruption of supply of any such components, as much as nine months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. It is possible that a source may not be available for us or be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Alternatively, as a result of the long lead times associated with ordering certain materials or components, we may not be able to accurately forecast our need for materials and components and this could result in excess inventory and related write-offs, which could have a material adverse effect on our business.

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

Our Stock Price Has Been and May Continue to be Extremely Volatile

The trading price of our common stock has been and is likely to continue to be extremely volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	the rate at which we utilize our available capital resources, including but not limited to our cash and cash equivalents;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	announcements related to our major customers or potential future customers, including announcements related to their financial condition, plans for network or service deployments and equipment purchase plans and decisions;

•	additions or departures of key personnel;

•	announcements or loss of strategic relationships with third parties or telecommunications equipment providers by us or our competitors;

•	sales of common or preferred stock;

•	failure to continue to meet the minimum listing requirements of the NASDAQ stock market, which is a risk we face; and

•	other events or factors, many of which are beyond our control.

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

Substantial Future Issuances of Our Common or Preferred Stock in Private Placements or in the Public Market Could Cause Our Common Stock Price to Fall

Issuance of debt that is convertible into our common or preferred stock, or sales of a large number of shares of our common or preferred stock in private placements or in the public market or the perception that such transactions could occur could cause the market price of our common stock to drop. Such transactions could be accompanied by the issuance of warrants for the purchase of preferred or common stock, and such transactions could include other terms and conditions, which would cause the price of our common stock to fall. As of September 30, 2004, we had approximately 8.0 million shares of common stock outstanding. We have filed seven registration statements on Form S-8 with the Securities and Exchange Commission covering approximately 3.1 million shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan, 1999 Employee Stock Purchase Plan, the OnPREM 1998 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan and for options issued outside such plans. As of September 30, 2004, approximately 0.7 million shares are currently subject to exercisable options and 0.9 million shares of restricted stock are outstanding and begin to vest in 2005. In connection with our private placement completed in May 2004, the Company issued 0.3 million common stock warrants at an exercise price of $10 per share. As of September 30, 2004 all of these warrants were outstanding. Issuance of debt convertible into a large number of shares or sales of a large number of shares could adversely affect the market price for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of its interest sensitive financial instruments at September 30, 2004.

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

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Aaron v. Gilbert, et. al. On November 22, 2002, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Aaron v. Gilbert, et. al., No. 812877, was filed in Santa Clara Superior Court based upon various alleged statements and omissions to the public and to the securities markets. On January 31, 2003, the plaintiffs stipulated to consolidate the case with another derivative complaint pending in Santa Clara Superior Court, Czajowski v. Gilbert et. al, No. 797885. On June 28, 2004 and July 2, 2004, the Santa Clara Superior Court granted plaintiff’s voluntary dismissal of these two derivative actions.

Glassman v. Gilbert, et. al. On November 15, 2000, a derivative complaint alleging securities fraud against certain current and former Copper Mountain officers and directors, titled Glassman v. Gilbert et. al, Civil Action No. 18491-NC, was filed in the Delaware Chancery Court based upon various alleged statements and omissions to the public and to the securities markets. On August 26, 2004, plaintiff voluntarily dismissed that action.

The Company is party to other legal proceedings and claims in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2004. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

Item 6. Exhibits

Exhibits

10.17	2003 Officers Change of Control Plan effective July 1, 2003. (1)

31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Richard S. Gilbert and Michael O. Staiger pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an exhibit to the Registrant’s periodic report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on July 30, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Copper Mountain Networks, Inc.

Date: November 8, 2004	/s/ Richard S. Gilbert
Richard S. Gilbert
Chairman and Chief Executive Officer

/s/ Michael O. Staiger
Michael O. Staiger
Executive Vice President,
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
10.17	2003 Officers Change of Control Plan effective July 1, 2003. (1)

31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Richard S. Gilbert and Michael O. Staiger pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an exhibit to the Registrant’s periodic report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on July 30, 2004 and incorporated herein by reference.