Form 10-K
period 2004-12-31
COPPER MOUNTAIN NETWORKS INC
filed 2005-03-14
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to            .

Commission File Number (000-25865)

Copper Mountain Networks, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0702004
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10145 Pacific Heights Boulevard, Suite 530, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) (858) 410-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒    Yes  ☐    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $86,536,378 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each officer, director and holder of 20% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of January 31, 2005 was 7,863,751.

COPPER MOUNTAIN NETWORKS, INC.

FORM 10-K

For the Year Ended December 31, 2004

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

Overview

We were founded in 1996 as a provider of high-speed digital subscriber line, or DSL, based communications products. We have developed and sold a broad set of products to enable efficient and scalable deployment of advanced voice, video, and data services over existing network infrastructure. In January 2005 we announced that, after an extensive evaluation of strategic alternatives, we had initiated actions to lay off most of our remaining employees by March 22, 2005, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives.

On February 11, 2005 we announced that we had signed a definitive merger agreement with Tut Systems, Inc. of Lake Oswego, OR. Under this agreement, Tut Systems will acquire all of our outstanding shares of common stock in a stock-for-stock transaction valued at approximately $10.0 million. Upon closing, Tut Systems will issue approximately 2.5 million shares of its common stock to our stockholders. Subject to approval of the transaction by the stockholders of Copper Mountain and to other customary closing conditions, the transaction is expected to close in the second quarter of 2005.

We expect that our business activities in the future will be severely limited as we conserve our resources and prepare for the consummation of the merger with Tut Systems. We cannot assure you that the merger with Tut Systems or any other transaction will be approved and consummated. If the merger with Tut Systems is not consummated, and we are unable to secure an alternative sale of our business, we will most likely cease our business operations entirely and pursue a liquidation, which may be effected through a bankruptcy filing.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.coppermountain.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Industry Background

DSL technology was initially developed in the early 1990s as a means to deliver video signals over the existing copper telephone wire infrastructure. While the technology worked, the economics of DSL service deployment were not attractive, and thus little deployment was funded.

In the mid-1990s, the wide spread adoption and growth of the Internet and the passage of the Telecommunications Act of 1996 increased the adoption of DSL technology, which offered higher speed access to the Internet for consumers and businesses, at lower cost than other access technology alternatives. As a result, in the late 1990s many companies began to build extensive networks using DSL technologies. Beginning in late 2000, however, many of these companies found it difficult to obtain capital to continue building their networks, resulting in a wave of bankruptcies and consolidations. The few companies that have remained have generally reduced their capital expenditures for networking equipment and focused on achieving profitability for their existing networks.

Our Products

We have developed a range of intelligent broadband access products to enable efficient and scalable deployment of advanced voice, video and data services over existing network infrastructure while reducing both capital and operational costs. Our three principal products are:

CopperEdge® 200 DSL concentrators, which are typically deployed in telephone company central offices and in multi-tenant buildings to deliver a range of consumer and business broadband data and voice services;

VantEdge™ access BRAS, which intelligently aggregate and manage network traffic from individual subscribers, DSL Concentrators, DSL Access Multiplexers and other sources whether located in the same facility or in smaller central offices or other remote locations; and

CopperView™ network management software tools, which are used to configure and manage networks constructed from and services delivered by the CopperEdge and VantEdge products.

All of our products feature high degrees of network and service intelligence, to enhance network scalability and to enable new advanced services to be efficiently delivered over broadband access networks.

Currently, our revenue is generated primarily from sales of and service on our CopperEdge 200 DSL concentrators and the related wide area network modules and line modules. Historically, sales of and service on our CopperEdge 200 DSL concentrators and the related wide area network modules and line modules accounted for 2%, 6% and 17% of our total revenues for the fiscal years ended December 31, 2002, 2003 and 2004. Additionally, we license the CopperView software, although revenues from this product have not been material. While we have generated some revenue from sales of our VantEdge product, we do not expect to generate material revenues from the sale of the VantEdge product line in the future.

VantEdge Access BRAS

We designed our VantEdge product to play an important role in the evolution of the DSL access networks of large, facilities-based service providers. We intend for the VantEdge Access BRAS to be deployed in major central offices, where broadband services fan-out to hundreds or thousands of subscribers over individual subscriber circuits, and where subscriber traffic can first be effectively aggregated, managed and concentrated before traveling over inter-office trunks further into the service provider’s network. By using the VantEdge product to aggregate traffic from existing DSL access multiplexers, a service provider should be able to leverage its existing access network investment and much more cost-effectively scale its network and add new advanced services immediately and in the future.

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

The VantEdge builds upon our years of experience in building intelligent, carrier-class networking equipment as well as the intellectual property base we have built up over time. Much of the VantEdge’s software base was based on the feature-rich software of the CopperEdge product family.

CopperEdge 200 DSL Concentrators

The CopperEdge 200 DSL concentrator, or CE 200, connects up to 192 subscribers and provides these subscribers with a variety of services, including Internet access, VPN access, Frame Relay, ATM cell relay, voice over DSL, and voice over IP. The CE200 is a carrier-class platform designed specifically for telephone company central office environments, and meets or exceeds industry standards and applicable regulatory requirements. The CE200 can also be deployed within multi-tenant buildings. The CE200 consists of a modular chassis containing power supplies, control system, wide area network interface modules and subscriber line cards.

CopperView Network Management Tools

The CopperView suite of network management tools enables a service provider to effectively manage the intelligent edge of its broadband access network. CopperView directly communicates with and manages the VantEdge and CopperEdge product lines as well as a wide range of CPE devices. CopperView also contains interfaces to allow the service provider’s other network management and operations support systems to control and manage all of our products in the network, thereby enabling end-to-end service provisioning and management of the entire broadband access network. CopperView has been successfully integrated with multiple network software systems used by various service providers. CopperView has also managed networks consisting of thousands of CopperEdge DSL Concentrators, and hundreds of thousands of individual subscriber devices. The CopperView suite consists of multiple components:

•	The CopperView Access Management System provides management of large networks of VantEdge and CopperEdge products with a simple, intuitive user interface.

•	The CopperView Element Management System provides a simple, intuitive user interface that allows configuration and management of a individual VantEdge and CopperEdge systems and the subscriber devices associated with each.

•	The CopperCraft text-based interface provides a simple interface for on-site technicians and for remote access to a VantEdge or CopperEdge system.

Customers

In 2004, sales to our three largest customers, Versatel, Florida Digital, and MPower, accounted for approximately 18%, 15%, and 12%, respectively, of our revenue. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Following the announcement in January 2005 of the significant reduction in the number of our employees, all members of our sales team have resigned or been terminated. As a result, we expect our future revenue, if any, to decline below historic levels and we do not expect to gain any significant new customers.

Customer Service and Support

Following the reduction in the number of our employees that we announced in January, we have retained a small number of employees to provide continuing service and support to our existing customers. The majority of our service and support activities are related to installation support and network configuration issues. These services are provided by telephone and directly at customer installations with resources from our customer support group currently based in San Diego, California. To date, our revenues from on-site installation and technical assistance have not been significant.

We provide technical support for our hardware products, which generally have a standard warranty of 12 months, both directly and through our selected service subcontractors. We also have a variety of post-warranty hardware, software maintenance and support programs.

Research and Development

During the pendency of the acquisition by Tut Systems, we have maintained a limited number of engineers and related resources to continue research and development activities related to our products and those of Tut Systems. If the merger with Tut Systems is not completed, we anticipate that we will eliminate our research and development activities entirely as we pursue a liquidation of our business.

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

Manufacturing

Our manufacturing operations consist primarily of supporting materials planning and procurement, final assembly, testing and quality control. We use several independent suppliers to provide certain printed circuit boards, chassis and subassemblies. We subcontract substantially all of our manufacturing to one company, Plexus Corporation, located in Nampa, Idaho.

Our manufacturing process enables us to configure our products to meet a wide variety of individual customer requirements. We have achieved ISO 9001 registration for quality assurance in design, sale, production, installation and service.

We use a combination of standard parts and components, which are generally available from more than one vendor, and three key components that are purchased from sole or single source vendors for which alternative sources are not currently available: two semiconductor chips and a system control module. If supply of these key components should cease, we would no longer be able to sell or service our products. While we work closely with some well-established vendors, we have no supply commitments from our vendors and we generally purchase components on a purchase order basis, as opposed to entering into long term procurement agreements with vendors. To date, we have generally been able to obtain adequate supplies in a timely manner from vendors or, when necessary, to meet production needs from alternative vendors. We believe that, in most cases, alternative supplies of standard parts and components can be identified if current vendors are unable to fulfill our needs.

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

Sales and Marketing and Research and Development

Following the reduction in the number of our employees that we announced in January 2005, we no longer maintain active sales and marketing functions, and we expect to substantially reduce or eliminate our research and development function in the near future. Since December 31, 2004 all members of our sales team have resigned or been terminated.

Employees

As of December 31, 2004 we employed 94 employees, including 20 in sales, marketing and customer support, 6 in manufacturing, 57 in engineering, and 11 in finance, human resources, information systems and administration, and three of these employees were located outside of the United States. We currently have 62 employees, all of whom are located in the United States. If the merger with Tut Systems is not consummated, we will complete the reduction in the number of our employees that we announced in January 2005 and would expect to have fewer than ten employees remaining. None of our employees is represented by collective bargaining agreements, and management considers relations with employees to be good.

Risk Factors

You should carefully consider the following risk factors and the other information included before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

If the merger with Tut Systems is not completed, it is likely that we will file for or be forced into bankruptcy by our creditors and no assets may be available for distribution to our stockholders.

In our Quarterly Report on Form 10-Q for the third quarter of 2004 we announced that we believed that we would have sufficient funds to continue our operations through the second quarter of 2005. As a result of the reduction in the number of our employees and corresponding curtailing of our business operations we announced in January 2005, we currently believe that we have sufficient cash and cash equivalents to fund our limited remaining operations for at least the next 6 months.

If the merger with Tut Systems is not completed in that time or at all, we expect that we will have to cease our operations and liquidate our business. In that event, we believe that it is likely that we will file for or be forced to resort to bankruptcy protection. If we were to file for bankruptcy protection, it is extremely unlikely that we would be able to pay, or provide for the payment of, all of our liabilities and obligations, and, therefore, there would be no assets available for distribution to our stockholders. The precise nature, amount and timing of any distribution to our stockholders would depend on and could be delayed by, among other things, sales of our non-cash assets and claim settlements with creditors for direct and contingent liabilities and would take up to three years to complete.

Even if our stockholders approve the merger, the merger may not be completed and it is likely that we could be required to file for or be forced to resort to bankruptcy protection.

The completion of the merger is subject to numerous conditions. Even if stockholders holding a majority of the outstanding shares of our common stock vote to approve the merger, we cannot guarantee that the merger will be completed. If it is not completed, we would likely not be able to sell our assets or business to another buyer on terms as favorable as those provided in the merger agreement, or at all, which would mean that it is likely that we could be required to file for or be forced to resort to bankruptcy protection.

Failure to complete the merger could cause our stock price to decline.

If the merger with Tut Systems is not completed, our stock price may decline due to any or all of the following potential consequences:

•	We may not be able to dispose of our assets or business for values equaling or exceeding the value represented by the merger; in particular, our assets will likely be substantially diminished in value;

•	We may file for or be forced into bankruptcy;

•	Our costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed; and

•	We may have difficulty retaining our key remaining personnel.

In addition, if the merger is not completed, our stock price may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed.

We believe that the price of our common stock is based in large part on the price of Tut Systems common stock; the price of Tut Systems common stock may be affected by factors different from those affecting the price of our common stock.

If the merger with Tut Systems is completed, the holders of our common stock will become holders of Tut Systems common stock. In addition, prior to the completion of the merger and unless the merger agreement with Tut Systems is terminated, we believe that the price of our common stock will be determined in part by the expectation that the merger will be completed and that our stockholders will become stockholders of Tut Systems and that the price of our common stock will be affected by the price of Tut Systems common stock.

Tut Systems’ current operations differ somewhat from our operations, and Tut Systems’ results of operations and the price of Tut Systems common stock may be affected by factors different from those that affect our results of operations and the price of our common stock before the merger. Such factors include Tut Systems’ actual results of operations and investor expectations in regard to those results of operations.

If the merger with Tut Systems is not completed, we expect that our stock will be delisted from the Nasdaq National Market.

If the merger with Tut Systems is not completed, we expect that we will be unable to satisfy the requirements for continued listing of our common stock on the Nasdaq National Market. The rules of the Nasdaq

National Market require that companies listed on the Nasdaq National Market continue to have an operating business. If the merger with Tut Systems is not completed, we believe that it is likely that we will cease our business operations and file for or be forced to resort to bankruptcy protection. If Nasdaq delists our common stock from the Nasdaq National Market, the ability of our stockholders to buy and sell shares will be materially impaired, and the trading price of our common stock may be materially impaired.

Our directors and officers have interests in the merger besides those of a stockholder.

Our directors and officers have various interests in the merger besides being our stockholders. These interests include the agreement by Tut Systems to continue to indemnify and insure our directors and officers for various claims. In addition, three of our executive officers have entered into agreements providing for bonuses to be paid in connection with the consummation of the merger with Tut Systems (see “Retention Agreements” in Item 11 of this Annual Report).

Our existing customers have delayed and/or stopped placing orders for our products and may continue to do so indefinitely.

If the merger with Tut Systems is not completed, the amount of funds we will have available for payment of our liabilities and obligations and for distribution to our stockholders will be dependant in part upon whether our existing customers continue to place orders for our products and services. Our existing customers have delayed and/or stopped placing orders and in the future may cancel, delay or stop placing orders for many reasons, including:

•	our reduction in the number of our employees;

•	the announcement of the merger with Tut Systems;

•	our inability to meet the financial and operating criteria that our customers require their vendors to meet;

•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ services deployed using our products; and

•	the attractiveness of our products compared to our competitors’ products.

As a result of the combination of these reasons, we expect that future sales, if any, to our existing customers will be substantially less than historical sales.

We may not succeed in reducing our expenses to the extent we expect or deem necessary

If the merger with Tut Systems is not completed, the amount of funds we will have available for payment of our liabilities and obligations and for distribution to our stockholders will be dependant in part upon the extent to which we are able to reduce our expenses. The reduction in our workforce, announced in January 2005, and corresponding scaling back of our operations will take several weeks to complete, and may not result in the savings that we expect. Moreover, many of our remaining expenses are fixed and cannot easily be reduced. We may also become subject to unplanned expense, whether as a result of the resolution of existing litigation or new claims related to intellectual property or defects in our products. Any of these unexpected expenses could further reduce any assets availble to our creditors and stockholders in the event that the merger with Tut Systems is not completed.

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

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

No assurances can be made that we will be successful in settling or defending against these claims. If we are not successful in settling or defending against these claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

Claims against us alleging our infringement of a third party’s intellectual property could result in significant expense to us and result in our loss of significant rights.

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

Certain provisions in our corporate charter and bylaws may discourage take-over attempts and thus depress the market price of our stock.

Provisions in our certificate of incorporation, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

•	the right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors;

•	the ability of our Board of Directors to alter our bylaws without getting stockholder approval;

•	the ability of our Board of Directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with terms set by our Board of Directors; and

•	the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

Each of these provisions could discourage potential take-over attempts and could adversely affect the market price of our common stock.

Item 2.    Properties

We previously leased approximately 21,874 square feet of space in Palo Alto, California, which lease was terminated effective February 28, 2005. In addition, we previously leased approximately 126,000 square feet of space in San Diego, California, which lease was terminated effective January 31, 2005. We also previously leased 21,195 square feet of space in Fremont, California, which lease expired on February 16, 2005. We currently lease approximately 12,650 square feet in San Diego, California on a month-to-month basis. We believe that our facilities currently are adequate to meet our requirements.

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

In June 2003, Issuers reached a tentative settlement agreement with the plantiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

The Company is party to other legal proceedings and claims in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2004. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

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

	High	Low
Fiscal 2003
First Quarter	$6.30	$4.49
Second Quarter	10.80	5.89
Third Quarter	13.25	8.73
Fourth Quarter	10.80	7.97

Fiscal 2004
First Quarter	$12.96	$9.28
Second Quarter	12.98	9.39
Third Quarter	12.17	3.34
Fourth Quarter	3.44	2.09

To date, we have neither declared nor paid any cash dividends on the Common Stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on our Common Stock in the foreseeable future. As of February 3, 2005, there were 459 holders of record of our Common Stock.

Certain information with regard to our equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Item 6.    Selected Financial Data

In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. When you read this selected historical financial data, it is important that you read the historical financial statements and related notes as well as the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results. Amounts below are in thousands, except per share data.

	Year Ended December 31,
	2004	2003	2002		2001	2000
Statement of Operations Data:
Net revenue	$7,843	$13,972	$12,941		$22,425	$281,576
Cost of revenue	5,668 (1)	4,923 (2)	(5,411	)(3)	65,285 (4)	165,128 (5)

Gross margin	2,175	9,049	18,352		(42,860)	116,448
Operating expenses:
Research and development	12,986	12,880	21,829		37,733	37,494
Sales and marketing	4,780	6,693	6,994		16,586	34,868
General and administration	6,029	4,275	5,284		15,664	21,823
Amortization of purchased intangibles	—	—	—		5,326	17,753
Amortization of deferred stock Compensation	442	3,594	4,320		4,934	3,664
Restructuring costs	(1,581)	—	1,361		20,382	—
Write-off of purchased intangibles	—	—	—		40,833	—
Write-off of in-process research and development	—	—	—		—	6,300

Total operating expenses	22,656	27,442	39,788		141,458	121,902

Income (loss) from operations	(20,481)	(18,393)	(21,436)		(184,318)	(5,454)
Interest and other income	205	332	2,145		4,141	9,618
Interest expense	(4)	(209)	(581)		(878)	(611)

Income (loss) before income taxes	(20,280)	(18,270)	(19,872)		(181,055)	3,553
Provision for income taxes	—	—	—		—	1,860

Net income (loss)	$(20,280)	$(18,270)	$(19,872)		$(181,055)	$1,693

Basic net income (loss) per share (6)	$(3.06)	$(3.22)	$(3.68)		$(34.14)	$0.33

Diluted net income (loss) per share (6)	$(3.06)	$(3.22)	$(3.68)		$(34.14)	$0.29

Shares used in basic per share Calculations (6)	6,623	5,668	5,407		5,304	5,058

Shares used in diluted per share Calculations (6)	6,623	5,668	5,407		5,304	5,822

(1)	Includes charges totaling $2.6 million during the year related to excess and obsolete inventory, and credits related to the sale of inventory that had been written down by $0.9 million.
(2)	Includes charges totaling $0.2 million during the year related to excess and obsolete inventory, and credits related to the sale of inventory that had been written down by $11.2 million.
(3)	Includes a reversal of charges totaling $14.9 million during the year related to the reduction in inventory purchase commitments, and credits related to the sale of inventory that had been written down by $8.4 million.
(4)	Includes charges totaling $53.5 million during the year related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements.
(5)	Includes charges totaling $41.9 million during the year related to future inventory purchase commitments and inventory on hand in excess of anticipated requirements.
(6)	See Note 1 of the Notes to Financial Statements for a description of the computation of basic and diluted net income (loss) per share and the number of shares used to compute basic and diluted net income (loss) per share.

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$12,430	$22,980	$40,509	$72,825	$162,616
Working capital	10,135	19,585	31,419	43,681	143,387
Total assets	15,700	30,004	50,609	96,469	304,885
Long-term debt and capital lease obligation, less current portion	—	—	168	3,534	6,654
Total stockholders’ equity	$11,055	$20,078	$34,507	$50,185	$224,826

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were founded in 1996 as a provider of high-speed digital subscriber line, or DSL, based communications products. We have developed and sold a broad set of products to enable efficient and scalable deployment of advanced voice, video, and data services over existing network infrastructure.

In January 2005 we announced that, after an extensive evaluation of strategic alternatives, we had initiated actions to lay off most of our remaining employees by March 22, 2005, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives.

On February 11, 2005 we announced that we had signed a definitive merger agreement with Tut Systems, Inc. Under this agreement, Tut Systems will acquire all of our outstanding shares of common stock in a stock-for-stock transaction valued at approximately $10.0 million. Upon closing, Tut Systems will issue approximately 2.5 million shares of its common stock to our stockholders. Subject to approval of the transaction by the stockholders of Copper Mountain and to other customary closing conditions, the transaction is expected to close in the second quarter of 2005.

We expect that our business activities in the future will be severely limited as we conserve our resources and prepare for the consummation of the merger with Tut Systems. We cannot assure you that the merger with Tut Systems or any other transaction will be approved and consummated. If the merger with Tut Systems is not consummated, and assuming that we are unable to secure an alternative sale of our business, we will most likely cease our business operations entirely and pursue a liquidation, which may be effected through a bankruptcy filing.

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

For the year ended December 31, 2004, sales to our three largest customers accounted for approximately 45% of our revenue, of which sales to Versatel, Florida Digital, and MPower accounted for approximately 18%, 15%, and 12% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers’ buying patterns are unpredictable. Future sales, if any, to the significant customers mentioned above are likely to be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could, among other things, reduce or delay our net revenue.

We sell our products directly to telecommunications service providers and through distributors. We generally recognize revenue from product sales upon shipment if collection of the resulting receivable is probable and product returns are reasonably estimated. No revenue is recognized on products shipped on a trial basis. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenue is recognized. To date, significant revenues generated from international sources are entirely comprised of sales to Versatel.

Our gross margin has been affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of December 31, 2004, we had a substantial amount of fully reserved finished goods and component inventory for our CE200 product line. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete product, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units, including the cost of additional components and costs from our contract manufacturers for assembly, and our ability to sustain pricing at current levels, which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

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

During the years ended December 31, 2004, 2003, and 2002 we recorded (credits)/charges to cost of revenue for inventory on hand and on order totaling $2.6 million, $0.2 million, and ($14.9) million, respectively. The $14.9 million credit taken in 2002 was related to a reduction in adverse purchase commitments taken in prior periods. The amounts of the charges were determined based on estimates of the amounts we were committed to purchase and the anticipated demand for our products at the time the charges were taken. Actual results could differ from our estimates. Our customers buying patterns are unpredictable. Accordingly, actual demand for our products could be materially less or more than our estimates. The ultimate amount of inventory purchase commitments and the ultimate amount of excess inventory cost incurred could differ materially from our estimates as a result of these uncertainties.

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

We currently have employee stock option programs and restricted stock programs that required us to record deferred compensation and recognize compensation expense. We expect that the total amount of compensation expense that will be recognized under these programs will vary from period to period and the ultimate amount of compensation expense that will be recognized is not currently determinable. During the third quarter of 2003 deferred compensation was recorded in conjunction with a grant of restricted stock to two executive officers. During 2004 deferred compensation was recorded in conjunction with a grant of restricted stock to our employees. The deferred compensation is being amortized to expense in accordance with FASB Interpretations No. 28 and No. 44 over the vesting period of the individual options and restricted stock. As of December 31, 2004 approximately $2.5 million of deferred stock compensation remains to be amortized.

As of December 31, 2004 approximately 838,000 shares of restricted stock remain outstanding and unvested. 84,000 restricted shares vest in full in May 2005, and 224,000 shares vest over a two year period beginning in July 2005. The vesting of the remaining 530,000 shares of the restricted stock has been deferred by certain executive officers; at least 316,250 of these restricted shares will vest in full on the first market trading day upon which the executive officer may sell the Company’s common stock under the regulations of the U.S. Securities Exchange Commission Rule 10b-5 and in accordance with the Company’s Insider Trading Policy; the remainder of these restricted shares vest quarterly thereafter and vest in full on the earlier of (a) the occurrence of a Change In Control as such term is defined in the associated stock grant documents, or (b) in June 2007. The shares are restricted as to sale or transfer until vesting.

During the year ended December 31, 2002, we received approximately $2.8 million in lease payments related to a sales-type lease that had been fully reserved and recorded those payments as a reduction of bad debt expense within general and administrative expenses. During the year ended December 31, 2003, we received approximately $2.6 million as a settlement of all remaining amounts due under this lease agreement, which is included as a reduction to general and administrative expenses. During the year ended December 31, 2004, we terminated a long-term operating lease for the Company’s San Diego facility that resulted in the release of approximately $1.3 million of restructuring accruals recognized in prior periods.

We have had three restructurings since March 2001. These restructurings involved re-sizing our business to reflect current and expected business conditions. As a result of the adoption of these restructurings, we recorded total charges of approximately $21.7 million. These charges primarily relate to: consolidation of our continuing operations resulting in impairment of assets; anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Reserve Balance at January 1, 2002	Charge	Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$113	$100	$(213)	$—
Excess lease costs	Cash	6,454	978	(1,865)	5,567
Elimination of job responsibilities	Cash	635	283	(843)	75

		$7,202	$1,361	$(2,921)	$5,642

	Cash/ Non-cash	Reserve Balance at December 31, 2002	Charge	Activity	Reserve Balance at December 31, 2003
Excess lease costs	Cash	$5,567	$—	$(1,947)	$3,620
Elimination of job responsibilities	Cash	75	—	(75)	—

		$5,642	$—	$(2,022)	$3,620

	Cash/ Non-cash	Reserve Balance at December 31, 2003	Charge	Activity(1)	Reserve Balance at December 31, 2004
Excess lease costs	Cash	$3,620	$—	$(2,713)	$907

(1)	Approximately $1.3 million of the restructuring accrual was released in December of 2004 as a result of the termination of a long-term operating lease for our San Diego facility.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Years Ended December 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	72.3	35.2	(41.8)

Gross margin	27.7	64.8	141.8
Operating expenses:
Research and development	165.7	92.2	168.7
Sales and marketing	60.9	47.9	54.0
General and administration	76.9	30.6	40.9
Amortization of deferred stock compensation	5.6	25.7	33.4
Restructuring costs	(20.2)	—	10.5

Total operating expenses	288.9	196.4	307.5

Income (loss) from operations	(261.2)	(131.6)	(165.7)
Interest and other income	3.6	2.4	16.6
Interest expense	(1.0)	(1.5)	(4.5)

Net income (loss)	(258.6)%	(130.7)%	(153.6)%

Years Ended December 31, 2003 and 2004

Net Revenue.    Our revenue decreased from $14.0 million in 2003 to $7.8 million in 2004. This decrease was primarily due to lower sales of our CE200 products and related software. Sales to our two largest customers, Versatel and Mpower, decreased from $5.8 million and $2.3 million, respectively, for the year ended December 31, 2003 to $1.4 million and $0.9 million, respectively, for the year ended December 31, 2004.

Gross Margin.    Our gross margin decreased from $9.0 million or 64.8% in 2003 to $2.2 million or 27.7% in 2004. The decrease in gross margin, relative to the prior year, occurred primarily due to the decrease in sales volumes and a decrease in sales of inventory that had previously been written down. During 2003 and 2004 reserves released from the sale of previously written down inventory totaled $11.2 million and $0.9 million, respectively.

Research and Development.    Our research and development expenses increased from $12.9 million in 2003 to $13.0 million in 2004. This increase was primarily the result of higher consulting costs related to the development of our VantEdge product line, which was partially offset by lower employee compensation costs as a result of lower headcount. In addition, higher research and development material costs were offset by lower depreciation costs. Research and development expenses as a percentage of net revenue increased as a result of lower sales in 2004.

Sales and Marketing.    Our sales and marketing expenses decreased from $6.7 million in 2003 to $4.8 million in 2004. This decrease was primarily the result of a $1.1 million decrease in compensation costs related to sales commissions and incentive based bonuses. In addition, depreciation and costs associated with demo equipment decreased by $0.4 million. The increase in sales and marketing expense as a percentage of net revenue from 47.9% in 2003 to 60.9% in 2004 was the result of the decrease in our net revenue during 2004 offset by a decrease in expenses as noted above.

General and Administrative.    Our general and administrative expenses increased from $4.3 million in 2003 to $6.0 million in 2004. The increase was primarily the result of a credit of $3.4 million for the recovery of bad debt recognized in 2003 which was partially offset by a decrease of $1.3 million in incentive based compensation and a $0.6 million decrease in depreciation expense in 2004. Incentive based compensation decreased as a result of the Company not meeting certain financial goals. Depreciation decreased as a result of lower purchases of equipment. General and administrative expenses as a percentage of net revenue increased from 30.6% in 2003 to 76.9% in 2004. This increase as a percentage of sales was primarily the result of lower sales volumes in 2004.

Interest and Other Income.    Interest and other income decreased from $0.3 million in 2003 to $0.2 million in 2004. This decrease reflects a decrease in interest income generated from lower average cash balances and investments in marketable securities in 2004.

Income Taxes.    Our effective income tax rate was zero for 2003 and 2004.

Years Ended December 31, 2002 and 2003

Net Revenue.    Our revenue increased from $12.9 million in 2002 to $14.0 million in 2003. This increase was due to higher sales of our CE200 products and related software. Sales to our two largest customers, Versatel and Mpower, increased from $3.4 million and $2.0 million, respectively, for the year ended December 31, 2002 to $5.8 million and $2.3 million, respectively, for the year ended December 31, 2003.

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

Sales and Marketing.    Our sales and marketing expenses decreased from $7.0 million in 2002 to $6.7 million in 2003. This decrease was primarily the result of a decrease in travel and depreciation expense, which was partially offset by an increase in consultant costs and other outside services expenses. The decrease in sales and marketing expense, as a percentage of net revenue, from 54.0% in 2002 to 47.9% in 2003 was the result of a decrease in costs as noted combined with the increase in our net revenue during 2003.

General and Administrative.    Our general and administrative expenses decreased from $5.3 million in 2002 to $4.3 million in 2003. This decrease was primarily the result of a decrease in depreciation expense as a result of lower equipment purchases, reduced facility lease costs as a result of increased sub-lease receipts, and reduced legal costs, partially offset by higher compensation expenses. Included in general and administrative expenses for the year ended December 31, 2003 and 2002, is a credit related to the recovery of bad debt in the amount of $3.4 million and $3.5 million, respectively. General and administrative expenses as a percentage of net revenue decreased from 40.9% in 2002 to 30.6% in 2003. This decrease as a percentage of sales was primarily the result of the items mentioned above.

Interest and Other Income.    Interest and other income decreased from $2.1 million in 2002 to $0.3 million in 2003. This decrease reflects a decrease in interest income generated from lower average cash balances and investments in marketable securities in 2003 and decreased average yields on such investments.

Income Taxes.    Our effective income tax rate was zero for 2002 and 2003.

Liquidity and Capital Resources

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue. On March 7, 2001, August 2, 2001, and July 11, 2002, we announced that we had adopted business plans to re-size our business to reflect current and expected business conditions. In January 2005 we announced that, after an extensive evaluation of strategic alternatives, we had initiated actions to lay off most of our remaining employees by March 22, 2005, retaining a limited team of less than ten employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. In light of the pending acquisition by Tut Systems, however, we have elected to also maintain a limited number of engineering employees to continue development of our products.

At December 31, 2004, we had cash and cash equivalents of $10.2 million and short-term marketable investments of $2.2 million.

In the year ended December 31, 2004, we required approximately $4.7 to $5.9 million in cash per quarter to fund our operations. In our Quarterly Report on Form 10-Q for the third quarter of 2004 we announced that we believed that we would have sufficient funds to continue our operations through the second quarter of 2005. As a result of the reduction in the number of our employees and corresponding curtailing of our business operations we announced in January 2005, we currently believe that we have sufficient cash and cash equivalents to fund our limited remaining operations for at least the next 6 months from date of filing.

We cannot assure you that the merger with Tut Systems or any other transaction will be approved and consummated in that time. If the merger with Tut Systems is not completed in that time or at all, we will have to further reduce our expenses, seek additional financing and/or seek an alternative sale of our business. We expect that such additional financing would not be available, that that the probablility that we would find an alternative sale of our business is low, and that we would be required to cease our operations and liquidate our business. In that event, we believe that it is likely that we would file for or be forced to resort to bankruptcy protection. If we were to file for bankruptcy protection, it is extremely unlikely that we would be able to pay, or provide for the payment of, all of our liabilities and obligations, and, therefore, there would be no assets available for distribution to our stockholders.

These estimates reflect various assumptions, including the assumption that sales of our existing products will decrease sharply from 2004, that testing, continued development and commercialization of our new VantEdge product will be curtailed and that we will not incur significant additional expense related to litigation. Any of these assumptions may prove to be incorrect.

Cash used in operating activities for the years ended December 31, 2004, 2003, and 2002 was $20.4, $14.0 million, and $28.5 million, respectively. The increase in cash used in operating activities for the year ended December 31, 2004 compared to the prior year was primarily the result of a $6.9 million decrease in the gross margin generated in 2004 and the recovery of bad debt in the prior year of $3.4 million, offset by a decrease in cash operating expenses and timing differences in the payment of certain liabilities. The decrease in cash used by operating activities for the year ended December 31, 2003 compared to the prior year was primarily the result of a decrease in research and development and to a lesser extent a decrease in general and administrative expenses.

Cash provided by investing activities for the years ended December 31, 2004, 2003 and 2002 was $6.9 million, $4.1 million, and $30.8 million, respectively. The increase in cash provided by investing activities for the year ended December 31, 2004 compared to the prior period was primarily the result of an increase in net maturities of marketable investments. The decrease in cash provided by investing activities for the year ended December 31, 2003 compared to the prior period was primarily the result of decreased net maturities of marketable investments

Cash provided (used in) financing activities for the years ended December 31, 2004, 2003, and 2002 was $10.6 million, ($3.1) million, and ($2.9) million, respectively. The increase in cash provided by financing activities for the year ended December 31, 2004 compared to the prior year was primarily due to the company completing the sale 1,250,000 shares of common stock for net proceeds of $10.6 million in a private placement during 2004 and a $3.2 million decrease in cash used to repay equipment loans. The increase in cash used in financing activities for the year ended December 31, 2003 compared to the prior year was primarily due to an increase in cash used to repay equipment loans.

Contractual Obligations

At December 31, 2004, our contractual obligations consist entirely of operating lease obligations. Future payments under these contracts consist of the following at December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
Operating Lease Obligations	$4,473	$1,972	$2,501	$—	$—

In 2005 we entered into retention agreements with the Chief Executive Officer, Chief Financial Officer and the Vice President of Worldwide Sales. Pursuant to these agreements we agreed to pay retention bonuses equal to three (3) months of base salary payable on the earlier of (a) July 15, 2005; or (b) upon closing of the sale of our company. If their employment with us is terminated for any reason other than cause prior to payment of the retention bonus, the retention bonus must be paid immediately upon termination, provided a standard release is signed. Pursuant to the Chief Executive Officer and Chief Financial Officer retention agreements, we also agreed to pay to each of them a $75,000 transaction completion bonus, payable immediately upon closing of the sale of our company. Mr. Skurla’s employment was terminated on March 1, 2005, he has signed the standard release, and the retention bonus payment of $43,750 has been paid. Total remaining payments under these agreements would equal $275,000.

Since December 31, 2004 we have terminated or restructured several of our contractual obligations. As a result, future payments under contractual obligations consist of the following at February 28, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
Employment Agreements	$319	$319	$—	$—	$—
Operating Lease Obligations	$243	$105	$138	$—	$—

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, is expected to have a material adverse effect on our financial position, results of operations, cash flows or our ability to conduct business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2004.

Item 8.    Financial Statements

Our financial statements at December 31, 2004, 2003 and 2002, and for each of the three years in the period ended December 31, 2004 are included in this Annual Report on Form 10-K on pages F-1 through F-22.

The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2004. We believe this information reflects all adjustments (consisting only of normal recurring adjustments, except as noted in the footnotes below) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (in thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
2004
Net revenues	$1,989		$2,104		$1,814		$1,934
Gross margin	1,342		908		288		(363)
Income (loss) from operations	(5,744)		(5,775	)(1)	(3,642	)(2)	(5,319	)(3)
Net Income (loss)	(5,706)		(5,730)		(3,583)		(5,262)
Basic net income (loss) per share (7)	(0.99)		(0.88)		(0.51)		(0.74)
Diluted net income (loss) per share (7)	(0.99)		(0.88)		(0.51)		(0.74)

2003
Net revenues	$3,571		$3,571		$3,698		$3,132
Gross margin	2,595		2,116		2,489		1,849
Income (loss) from operations	(4,556	)(4)	(6,123	)(5)	(2,324	)(6)	(5,389)
Net Income (loss)	(4,540)		(6,107)		(2,273)		(5,350)
Basic net income (loss) per share (7)	(0.82)		(1.09)		(0.40)		(0.93)
Diluted net income (loss) per share (7)	(0.82)		(1.09)		(0.40)		(0.93)

(1)	Includes a credit for $0.3 million, which represents a payment received from a sub-tenant related to the termination of a sub-lease agreement.
(2)	Includes a credit for $1.6 million credit of deferred compensation expense.

(3)	Includes a credit for a $1.3 million reduction in restructuring accrual related to the termination of a long-term operating lease.
(4)	Includes a credit for $0.7 million related to the recovery of bad debt expense.
(5)	Includes a $0.1 million credit related to the recovery of bad debt expense.
(6)	Includes a $2.6 million credit related to the recovery of bad debt expense.
(7)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. Net income (loss) per share data for all periods presented has been adjusted to reflect the two-for-one stock dividend that was effective December 10, 1999 and a 1 for 10 reverse stock split that was effective July 17, 2002. See Note 1 of Notes to Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Management has established disclosure controls and procedures to ensure that material information relating to the company and its consolidated subsidiaries is made known to the officers who certify the company’s financial reports and to other members of senior management and the Board of Directors. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level, to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting.    Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Copper Mountain Networks, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting, that Copper Mountain Networks, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s ability to continue as a going concern.

DELOITTE & TOUCHE LLP

San Diego, California

March 11, 2005

Changes in internal controls.    There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth information about our directors and executive officers and their ages as of February 28, 2005:

Name	Age	Position
Richard S. Gilbert	52	Chief Executive Officer and Chairman of the Board of Directors
Tench Coxe	47	Director
Roger L. Evans	59	Director
Joseph D. Markee	52	Director
Raymond V. Thomas	62	Director
Joseph R. Zell	45	Director
Michael O. Staiger	40	Executive Vice President, Chief Financial Officer and Secretary

Richard S. Gilbert has served as Chief Executive Officer of Copper Mountain since April 1998, as a director of Copper Mountain since August 1998 and as Chairman of the Board of Directors since February 2001. From July 1992 to April 1998, he worked for ADC Telecommunications Inc., most recently as Senior Vice President and, concurrently, as President and General Manager of its subsidiary, ADC Kentrox, a provider of high-speed access equipment for global networks. Mr. Gilbert holds an MS in Computer Science from Stanford University and a BA in Mathematics from the University of California at Berkeley.

Tench Coxe has served as a director of Copper Mountain since March 1996. Mr. Coxe joined Sutter Hill Ventures, a venture capital firm, in October 1987 and is currently a Managing Director of the General Partner of Sutter Hill Ventures. Mr. Coxe currently serves as a director of eLoyalty Corporation and NVIDIA Corporation and several privately-held companies. Mr. Coxe holds an MBA from Harvard University and a BA in Economics from Dartmouth College.

Roger L. Evans has served as a director of Copper Mountain since March 1996. Mr. Evans joined Greylock Partners, a venture capital firm, in 1989 and has served as a General Partner of the firm since 1991. Mr. Evans is a director of RightNow Technologies and several privately-held companies. Mr. Evans holds an MA in Economics from King’s College, Cambridge.

Joseph D. Markee is currently the Chief Executive Officer and President of Figure 8 Wireless, Inc., a low data rate wireless software Company. Mr. Markee currently serves as a director of Dot Hill Systems and Metalink, LTD. Mr. Markee co-founded Copper Mountain in March 1996 and served as Chairman of the Board of Directors from inception to February 2001 and as General Manager, Public Networks Business Unit from March 2000 to March 2001. From Copper Mountain’s inception in March 1996 to April 1998, he served as its President and Chief Executive Officer. From inception to February 1999, he served as Secretary and from December 1998 to March 2001 he served as Chief Technical Officer of Copper Mountain. In June 1987, he co-founded Primary Access, a remote access server company acquired by 3Com Corporation. From June 1987 to January 1996, he served as Vice President of Operations and Vice President of Support of 3Com Primary Access. Mr. Markee holds a BS in Electrical Engineering from the University of California at Davis.

Raymond V. Thomas has served as a director of Copper Mountain since March 1999. From February 1995 to January 2000, Mr. Thomas served as Vice President, Finance and Chief Financial Officer of HNC Software Inc., a software company, and as secretary of HNC Software from May 1995 to January 2000. From May 1993 to February 1995, he served as Executive Vice President and Chief Financial Officer of Golden Systems Inc., a power supply manufacturer, and from September 1994 to February 1995 he also served as Chief Operating Officer of Golden Systems. Mr. Thomas holds a BS degree in industrial management from Purdue University.

Joseph R. Zell has served as a director of Copper Mountain since July 2001. Mr. Zell is currently a General Partner with Grotech Capital Group, a private equity firm. From April 2000 to April 2001, Mr. Zell served as

President, CEO and director of Convergent Communications. In April 2001, Convergent Communications filed for bankruptcy. From December 1991 to April 2000, Mr. Zell held a variety of senior management positions with US WEST Communications, the last four years as the president of the data networking division. Prior to US West, Mr. Zell worked in various sales and marketing positions for WilTel, United Technologies Communications, MCI Communications and Xerox Corporation. Mr. Zell currently serves on the board of directors of several privately-held companies. Mr. Zell holds a BS degree in Marketing from Southwest Missouri State University.

Michael O. Staiger has served as Chief Financial Officer and Secretary of Copper Mountain since March 2001, and as Executive Vice President since November 2002. From June 1998 to March 2001 he served as Vice President of Business Development of Copper Mountain. From June 1996 to June 1998, he held positions at Shiva Corporation, a provider of remote access solutions, serving most recently as Vice President of Business Development. From August 1993 until its acquisition by Shiva Corporation in June 1996, he served as a co-founder and Vice President of Business Development of Airsoft, Inc., a developer of remote access software. Mr. Staiger holds an MBA from the University of Chicago Graduate School of Business and a BA in English from the University of Michigan.

Independence of the Board of Directors

As required under the Nasdaq Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by such company’s Board of Directors. Our Board of Directors consults with our outside counsel to ensure that our Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our Board affirmatively has determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Gilbert, the Chief Executive Officer of the Company.

As required under Nasdaq listing standards, our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Information regarding the Board of Directors and its Committees

Our Board has six committees: an Audit Committee, a Compensation Committee, a Nominating Committee, a Non-Officer Stock Option Committee, a Financing Committee and a Special Litigation Committee. The following table provides membership and meeting information for fiscal 2004 for each of the Board committees:

Name	Audit	Compensation	Nominating	Non-Officer Stock Option	Financing	Special Litigation
Richard S. Gilbert				X	X
Tench Coxe	X	X	X
Roger L. Evans		X	X
Joseph D. Markee					X
Raymond V. Thomas	X		X		X
Joseph R. Zell	X		X		X	X
Total meetings in fiscal year 2004	4	1	0	0	0	0
Total actions by written consent in fiscal year 2004	1	5	1	8	0	0

Below is a description of each committee of our Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Our Board of Directors has determined that each member of the Audit, Compensation and Nominating Committees meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to us.

Audit Committee

The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in our Annual Report on Form 10-K; and discusses with management and the independent auditors the results of the annual audit and the results of our quarterly financial statements. Three directors comprise the Audit Committee: Messrs. Coxe, Thomas, and Zell. The Audit Committee met four times and acted by unanimous written consent one time during the 2004 fiscal year.

Our Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). Our Board of Directors has determined that Mr. Thomas qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our Board made a qualitative assessment of Mr. Thomas’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Stockholder Nominations of Directors

There have been no changes in the procedures by which our stockholders may recommend nominees to our board of directors since we described those procedures in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted the Copper Mountain Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.coppermountain.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.    Executive Compensation

Summary of Compensation

The following table shows for the fiscal years ended December 31, 2002, 2003 and 2004, compensation awarded or paid to, or earned by, our Chief Executive Officer and our two other executive officers at December 31, 2004, which we refer to in this Annual Report on Form 10-K as our Named Executive Officers:

		Annual Compensation					Long-Term Compensation
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)		Other Annual Compensation ($)(3)		Restricted Stock Awards ($)(4)		Securities Underlying Options (#)	All Other Compensation ($)(5)
Richard S. Gilbert President and Chief Executive Officer	2004 2003 2002	$300,000 300,000 300,000		$200,000 1,080,863 500,000	$	— — —	$	— 1,746,000 —	— — —	$7,751 25,710 51,455
Michael O. Staiger Executive Vice President, Chief Financial Officer and Secretary	2004 2003 2002	$200,000 200,000 200,000		$100,000 400,000 58,000	$	— — —	$	— 1,397,000 —	— — —	$5,027 4,948 4,930
Mark B. Skurla Vice President of Worldwide Sales	2004 2003 2002	$175,000 175,000 60,577	$	— — 20,000		$56,896 102,424 21,532	$	— — —	20,000 50,000	$4,831 4,387 628

(1)	Reflects positions held at December 31, 2004.
(2)	Amounts shown include bonus cash compensation earned by each listed officer during 2002, 2003 and 2004, as indicated.
(3)	Amounts shown constitute payment of commission in accordance with the Company’s sales compensation plan.
(4)	Represents the dollar value of shares awarded, calculated by multiplying the market value of the Company’s common stock on the date of grant by the number of shares awarded. Vesting of the restricted shares awarded in 2003 has been deferred by Messrs. Gilbert and Staiger; at least 316,250 of these restricted shares will vest in full on the first market trading day upon which the executive officer may sell the Company’s common stock under the regulations of the U.S. Securities Exchange Commission Rule 10b-5 and in accordance with the Company’s Insider Trading Policy; the remainder of these restricted shares vest quarterly thereafter and vest in full on the earlier of (a) the occurrence of a Change In Control as such term is defined in the associated stock grant documents, or (b) in June 2007. The shares are restricted as to sale or transfer until vesting. As of December 31, 2004, the aggregate restricted stock holdings of the officers listed in the table and the value thereof at year end based on the then-current market value of the Company’s common stock ($2.72 per share), without giving effect to the diminution of value attributable to the restrictions on such stock, were as follows: Mr. Gilbert, $775,200 (285,000 shares) and Mr. Staiger, $666,400 (245,000 shares). Dividends on these shares of restricted stock will be paid when, as and if declared on the Company’s Common Stock by the Company’s Board of Directors. To date, the Company has not paid any dividends and does not anticipate paying any dividends on its Common Stock in the foreseeable future.
(5)	Amounts shown constitute amounts paid by the Company on the employees’ behalf for group term life insurance and 401k match. Also includes imputed interest on Mr. Gilbert’s interest free loan totaling $45,097, $18,034 and $0 for the years ending December 31, 2002, 2003, and 2004, respectively.

Stock Option Grants and Exercises

The following tables show for the fiscal year ended December 31, 2004, certain information regarding options exercised by, and held at year end by, our Named Executive Officers. There were no options or stock appreciation rights granted to our Named Executive Officers in the last fiscal year and no stock appreciation rights outstanding at December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-end Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2004(#)		Value of Unexercised In-the-Money Options at December 31, 2004($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard S. Gilbert	—	—	105,929	—	$288,127	$—
Michael O. Staiger	—	—	20,624	—	56,097	—
Mark B. Skurla	—	—	43,334	26,666	$79,334	$56,666

Compensation of Directors

Our directors do not currently receive any cash compensation for services on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. All directors are eligible to participate in our 1996 Equity Incentive Plan. Non-employee directors are eligible to participate in our 1999 Non-Employee Directors’ Plan and our 1996 Equity Incentive Plan.

Each non-employee director receives stock option grants under the 1999 Non-Employee Directors’ Plan, which we refer to as the Directors’ Plan. Only non-employee directors or affiliates of such directors (as defined in the United States Internal Revenue Code) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended not to qualify as incentive stock options under the Internal Revenue Code.

Option grants under the Directors’ Plan are non-discretionary. On March 25, 1999, the effective date of the Directors’ Plan, each person who was then serving as a non-employee director was granted an initial grant to purchase six thousand (6,000) shares of our common stock. Each person who is elected or appointed as a non-employee director after March 25, 1999 shall also be automatically granted an initial grant to purchase six thousand (6,000) shares of our common stock. On the day of each annual meeting of our stockholders, each member of our Board of Directors who is not an employee of ours and has served as a non-employee director for at least six (6) months shall be granted an annual grant to purchase two thousand (2,000) shares of our common stock under the Directors’ Plan. No other options may be granted at any time under the Directors’ Plan. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value, as determined by the closing sales price reported on the Nasdaq National Market on the date of grant, of the shares of our common stock subject to the option on the date of the option grant. Options are fully vested and exercisable on the date of grant. The term of options granted under the Directors’ Plan is five years. In the event of a merger of us with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving us, the surviving corporation or acquiring corporation is required to assume any options outstanding or substitute similar options for those outstanding. In the event the surviving corporation or acquiring corporation refuses to assume such options or to substitute similar options for those outstanding, then such options will be terminated if not exercised prior to such event.

We grant non-employee directors discretionary stock option grants as allowed under the 1996 Equity Incentive Plan. Currently, we plan to grant any person who is newly elected to the Board, in addition to the non-discretionary initial grant described above, an initial grant to purchase fifteen thousand (15,000) shares of our common stock. On the day of each annual meeting of our stockholder, in addition to the non-discretionary annual grant described above, each non-employee member of our Board of Directors may be granted an annual grant to purchase ten thousand (10,000) shares of our common stock.

During the last fiscal year, we granted options covering twelve thousand (12,000) shares to each non-employee director at an exercise price per share of $11.85. The fair market value of such common stock on the date of grant was $11.85 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of February 28, 2005, options to purchase 6,350 shares had been exercised under the Directors’ Plan.

Employment, Severance And Change Of Control Agreements

On March 18, 1998, we entered into an employment agreement with Richard S. Gilbert, our Chief Executive Officer and Chairman of the Board. Pursuant to Mr. Gilbert’s employment agreement, we lent Mr. Gilbert $1 million pursuant to an interest-free promissory note for the purchase of his principal residence in California. The principal amount of such note was due on March 30, 2003. The note was secured by an option to purchase 105,929 shares of our common stock held by Mr. Gilbert and the shares of our common stock issuable to Mr. Gilbert upon exercise of such options. The note provided that Mr. Gilbert’s obligation to repay the note could be accelerated upon the occurrence of certain events, including the termination of Mr. Gilbert’s employment. Mr. Gilbert has repaid the loan in full.

In March 2001, our Board approved a retention bonus plan for Mr. Gilbert pursuant to which he would receive a guaranteed bonus of $500,000, if he remained employed with us on December 31, 2002. This bonus was paid in January 2003. In November 2002 the Compensation Committee of our Board approved fixed retention bonuses for the CEO and CFO, which provided that if the CEO and CFO were employed by us on December 15, 2003 they would receive bonuses totaling $500,000 and $200,000, respectively. Our Compensation Committee also approved fixed bonuses for the CEO and CFO which would be paid only if specific 2003 quarterly goals set by the Compensation Committee were met. These bonuses totaled $125,000 and $50,000 per quarter, for the CEO and CFO, respectively. Both the CEO and the CFO remained employed with us through December 15, 2003, and the Compensation Committee determined that the quarterly goals for each quarter of 2003 were met. Accordingly, all of the 2003 incentive bonuses described above were paid in full. In April 2004 the Compensation Committee of our Board approved fixed retention bonuses for the CEO and CFO, which provided that if the CEO and CFO were employed by us on December 15, 2004 they would receive bonuses totaling $200,000 and $100,000, respectively. Both the CEO and the CFO remained employed with us through December 15, 2004. Accordingly, the 2004 retention bonuses described above were paid in full.

All of the shares of common stock held by our Named Executive Officers that are subject to repurchase by us and each option to purchase common stock held by our Named Executive Officers are subject to the following accelerated vesting provisions:

•	As to the restricted stock granted to our Named Executive Officers in 2001 and 2003, in the event of a change of control (as such term is defined by the applicable restricted stock agreement), 100% of the unvested portion of the restricted stock grant vests immediately.

•	As to options granted to our Named Executive Officers, in the event of a change in control (as such term is defined by the applicable stock option agreement), if any of our Named Executive Officers’ employment is terminated by us without cause or by the Named Executive Officer for good reason (as such term is defined by the applicable stock option agreement) and either such termination takes place on or after the date three months prior to the occurrence of the change in control, the vesting of the stock options accelerates such that one half of the unvested portion of the option becomes immediately exercisable upon such termination.

Retention Agreements

On February 10, 2005 we entered into a retention and incentive bonus agreement with Richard S. Gilbert, Chairman and Chief Executive Officer. Pursuant to this retention agreement, we agreed to pay Mr. Gilbert a retention bonus equal to three (3) months of his base salary. Mr. Gilbert’s current base salary is $300,000 per year. The retention bonus is payable on the earlier of (a) July 15, 2005; or (b) upon closing of the sale of our company. If Mr. Gilbert’s employment with us is terminated for any reason other than cause prior to payment of this retention bonus, the retention bonus must be paid immediately upon his termination, provided that he signs our standard release upon his termination. Pursuant to the retention agreement, we also agreed to pay Mr. Gilbert a $75,000 transaction completion bonus, payable immediately upon closing of the sale of our company.

On February 10, 2005 we entered into a retention and incentive bonus agreement with Michael O. Staiger, Executive Vice President and Chief Financial Officer. Pursuant to this retention agreement, we agreed to pay Mr. Staiger a retention bonus equal to three (3) months of his base salary. Mr. Staiger’s current base salary is $200,000 per year. The retention bonus is payable on the earlier of (a) July 15, 2005; or (b) upon closing of the sale of our company. If Mr. Staiger’s employment with us is terminated for any reason other than cause prior to payment of this retention bonus, the retention bonus must be paid immediately upon his termination, provided that he signs our standard release upon his termination. Pursuant to the retention agreement, we also agreed to pay Mr. Staiger a $75,000 transaction completion bonus, payable immediately upon closing of the sale of our company.

On February 10, 2005 we entered into a retention agreement with Mark Skurla, Vice President—Worldwide Sales. Pursuant to this retention agreement, we agreed to pay Mr. Skurla a retention bonus equal to three (3) months of his base salary. Mr. Skurla’s current base salary is $175,000 per year. The retention bonus is payable on the earlier of (a) July 15, 2005; or (b) upon closing of the sale of our company. The agreement provided that, if Mr. Skurla’s employment with us is terminated for any reason other than cause prior to payment of this retention bonus, the retention bonus must be paid immediately upon his termination, provided that he signs our standard release upon his termination. Mr. Skurla’s employment was terminated on March 1, 2005, he has signed the standard release, and the retention bonus payment of $43,750 has been paid.

Stock Vesting Deferral Agreements

On February 10, 2005 Richard Gilbert and Michael Staiger each agreed to defer vesting on all of their restricted stock (which otherwise would have begun vesting on February 15, 2005 and quarterly thereafter) until the earlier of (i) the first market trading day thereafter upon which he may sell our common stock without violating Rule 10b-5 of the Exchange Act or our Insider Trading Policy, or (ii) March 15 of his taxable year following the year of such vesting date.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2004 were Tench Coxe and Roger Evans. During 2004, no executive officer served as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of February 28, 2005 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Unless otherwise indicated in the table set forth below, each person or entity named below has an address in care of Copper Mountain at our principal executive offices.

Except as indicated, and subject to community property laws where applicable, the persons named have sole voting and investment power with respect to all shares shown as beneficially owned by them, except for certain shares that are restricted as to sale or transfer beneficially owned by Messrs. Gilbert and Staiger. Percentage of beneficial ownership is based on 7,821,251 shares of our common stock outstanding as of February 28, 2005, adjusted as required by rules promulgated by the SEC.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Coghill Capital Management, L.L.C. (2) One North Wacker, Suite 4725 Chicago, IL 60606	1,519,640	19.4%
Tut Systems, Inc. (3) 600 SW Meadows Rd. Suite 200 Lake Oswego, OR 97035	1,094,215	14.0%
D. E. Shaw Laminar Portfolios, L.L.C. and related entities (4) 120 West Forty-Fifth Street Floor 39, Tower 45 New York, NY 10036.	791,046	10.1%
Tench Coxe (5) Sutter Hill Ventures 755 Page Mill Road, Suite A-200 Palo Alto, CA 94304	83,377	1.1%
Roger L. Evans (6) Greylock Equity Limited Partnership 2929 Campus Drive, Suite 400 San Mateo, CA 94403	49,565	*
Richard S. Gilbert (7)	404,955	5.1%
Joseph D. Markee (8)	152,525	1.9%
Michael O. Staiger (9)	271,793	3.5%
Mark B. Skurla (10)	50,833	*
Raymond V. Thomas (11)	30,000	*
Joseph R. Zell (12)	32,000	*
All directors and executive officers as a group (8 persons) (13)	1,075,048	13.5%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G and 13G/A filed with the SEC. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 28, 2005 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit from, such shares.
(2)	As to the 1,519,640 shares included in the table above, Coghill Capital Management, L.L.C. has shared voting and disposition power with CCM Master Qualified Fund, Ltd. and Clint D. Coghill.
(3)

As an inducement for Tut Systems to enter into the merger, certain of our stockholders have entered into a Voting Agreement, with Tut Systems and have irrevocably appointed Tut Systems as his, her or its lawful attorney and proxy. Such proxy gives Tut Systems the limited right to vote each of the 1,094,215 shares of our common stock beneficially owned by such stockholders in all matters related to the merger. Tut Systems is not a record holder of any shares of our capital stock.
(4)	As to the 791,046 shares included in the table above, D. E. Shaw Laminar Portfolios, L.L.C. share voting and disposition power with D. E. Shaw & Co., L.P., D. E. Shaw & Co., L.L.C. and David E. Shaw.
(5)	Includes 28,963 shares held by various partnerships of which Mr. Coxe is a managing director or a general partner. Mr. Coxe disclaims beneficial interest in these shares except as to his pecuniary interest in the partnerships. Also includes 30,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005.
(6)	Includes 30,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005.
(7)	Includes 14,026 shares held in trust by Mr. Gilbert and 105,929 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005 and 285,000 shares that are restricted as to sale or transfer and which the Company may reacquire, as of the date 60 days from February 28, 2005.
(8)	Includes 32,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005.
(9)	Includes 20,624 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005 and 245,000 shares that are restricted as to sale or transfer and which the Company may reacquire, as of the date 60 days from February 28, 2005.
(10)	Includes 50,833 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005.
(11)	Includes 30,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005.
(12)	Includes 32,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005.
(13)	Includes 252,345 shares issuable upon exercise of options exercisable within 60 days of February 28, 2005 and 530,000 shares that are restricted as to sale or transfer and which the Company may reacquire, as of the date 60 days from February 28, 2005.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2004, regarding our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column of this table)
Equity compensation plans approved by security holders	1,340,342	$10.41	112,043
Equity compensation plans not approved by security holders	36,249	6.18	8,787

Total	1,376,591	$10.30	120,830

The material features of our Nonstatutory Stock Option Plan, which has not been approved by our stockholders, are described in Note 5 to our financial statements for the year ended December 31, 2004.

Change of Control

On February 11, 2005 we announced that we had signed a definitive merger agreement with Tut Systems, Inc. of Lake Oswego, OR. Under this agreement, Tut Systems will acquire all of our outstanding shares of common stock in a stock-for-stock transaction valued at approximately $10.0 million. Upon closing, Tut Systems will issue approximately 2.5 million shares of its common stock to our stockholders. Subject to approval of the transaction by the stockholders of Copper Mountain and to other customary closing conditions, the transaction is expected to close in the second quarter of 2005.

Item 13.    Certain Relationships and Related Transactions

In January 2004, Mr. Gilbert repaid in full an interest-free loan from us in the amount of $1 million pursuant to a promissory note issued by Mr. Gilbert to us in connection with his employment agreement with us. See “Employment, Severance and Change of Control Agreements” above.

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of ours, and otherwise to the full extent permitted under Delaware law and our Bylaws.

Item 14.    Principal Accountant Fees and Services

Independent Auditors’ Fees

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2004 and 2003 by Deloitte & Touche LLP, our principal accountant. All fees described below were approved by our Audit Committee.

	Year Ended December 31,
	2004	2003
Audit Fees (1)	$407,295	$103,464
Audit-related Fees (2)	15,375	—
Tax Fees (3)	11,700	10,375
All Other Fees	—	—

Total Fees	$434,370	$113,839

(1)	Audit fees relate to the audit of our year-end financial statements, the review of our financial statements included in our Form 10-Qs for 2004, and the audit of the internal control over financial reporting as of December 31, 2004.
(2)	Audit-related fees are for services rendered in connection with our registration statements on Form S-3 and Form S-8.
(3)	Tax fees are for services related to tax compliance, tax advice and tax planning in the United States.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Deloitte & Touche LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated February 11, 2005 among Tut Systems, Inc., Copper Mountain Networks, Inc. and Wolf Acquisition Corp. (the schedules and exhibits have been omitted pursuant to Item 602(b)(2) of Regulation S-K).(9)
3.1	Bylaws of the Company.(1)
3.2	Amended and Restated Certificate of Incorporation of the Company, as amended.(1)(4)(6)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate.(1)
10.1	Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”).(4)*
10.2	Form of Stock Option Agreement pursuant to the 1996 Plan.(1)*
10.3	1999 Employee Stock Purchase Plan and related offering documents.(1)*
10.4	Employment Agreement between the Company and Richard Gilbert, dated March 22, 1998.(1)*
10.5	Loan and Security Agreement between the Company and Silicon Valley Bank, dated August 14, 1998.(1)
10.6	Warrant Agreement between the Company and MMC/GATX Partnership No. 1, dated October 4, 1996.(1)
10.7	1999 Non-Employee Directors’ Stock Option Plan.(1)*
10.8	Form of Nonqualified Stock Option for use with 1999 Non-Employee Directors’ Stock Option Plan.(1)*
10.9	Form of Indemnification Agreement(1)*
†10.10	Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated April 8, 1999.(1)
†10.11	Standard Full Service Gross Office Lease among the Company, Pacific Sorrento Mesa Holdings, L.P., and Pacific Stonecrest Holdings, L.P., dated March 31, 1999.(1)
†10.12	Equipment Purchase Agreement between the Company and NorthPoint Communications, Inc. dated July 21, 1999.(2)
10.13	OnPREM Networks Corporation 1998 Stock Option Plan(3).
10.14	Form of Stock Option Agreement pursuant to the OnPREM Networks Corporation 1998 Stock Option Plan.(3)

Exhibit Number	Description of Document
10.15	2000 Nonstatutory Stock Option Plan.(5)*
10.16	Form of Stock Option Agreement and Form of Stock Option Grant Notice used in connection with the 2000 Nonstatutory Stock Option Plan.(5)*
10.17	2003 Officers Change of Control Plan effective July 1, 2003.(7)*
10.18	Form of warrant to purchase common stock issued by the Registrant to each of the purchasers pursuant to the Purchase Agreement dated as of May 3, 2004 by and between the Registrant and certain purchasers listed therein.(8)
10.19	Retention and Incentive Bonus Agreement between Copper Mountain Networks, Inc. and Richard Gilbert dated February 10, 2005.(9)*
10.20	Retention and Incentive Bonus Agreement between Copper Mountain Networks, Inc. and Michael Staiger dated February 10, 2005.(9)*
10.21	Retention Agreement between Copper Mountain Networks, Inc. and Mark Skurla dated February 10, 2005.(9)*
10.22	Amendment #2 to the Restricted Stock Bonus Amended Grant Notice for Richard Gilbert dated February 10, 2005.(9)*
10.23	Amendment #2 to the Restricted Stock Bonus Amended Grant Notice for Michael Staiger dated February 10, 2005.(9)*
10.24	Termination of Lease Agreement and Surrender of Leased Premises dated December 23, 2004 by and between Rreef America Reit III Corp. J, and Copper Mountain Networks, Inc.
10.25	Lease Agreement dated as of February 14, 2000 by and between Harbor Investment Partners and Copper Mountain Networks, Inc.
10.26	Lease Amendment and Termination Agreement dated as of February 9, 2005 by and between Harbor Investment Partners and Copper Mountain Networks, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to page 53.
31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Richard S. Gilbert and Michael O. Staiger pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “Commission”) on March 1, 1999 (File No. 333-73153), as amended by Amendment No. 1 filed with the Commission on April 13, 1999, Amendment No. 2 filed with the Commission on April 26, 1999, and Amendment No. 3 filed with the Commission on May 11, 1999.
(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(4)	Filed as an exhibit to the Registrant’s Notice of Annual Meeting and Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission on April 10, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 7, 2000 (File No. 333-38798) and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 13, 2004 (File No. 333-115469) and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated February 10, 2005.
*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 11, 2005

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

Signature	Title	Date

/s/ RICHARD S. GILBERT Richard S. Gilbert	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2005

/s/ MICHAEL O. STAIGER Michael O. Staiger	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2005

/s/ TENCH COXE Tench Coxe	Director	March 11, 2005

/s/ ROGER EVANS Roger Evans	Director	March 11, 2005

/s/ JOSEPH D. MARKEE Joseph D. Markee	Director	March 11, 2005

/s/ RAYMOND V. THOMAS Raymond V. Thomas	Director	March 11, 2005

/s/ JOSEPH R. ZELL Joseph R. Zell	Director	March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Copper Mountain Networks, Inc:

We have audited the accompanying balance sheets of Copper Mountain Networks, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, accumulated deficit, and insufficient cash to fund operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

San Diego, California

March 11, 2005

COPPER MOUNTAIN NETWORKS, INC.

BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$10,183	$13,003
Short-term marketable investments	2,247	9,977
Accounts receivable	887	1,305
Inventory	150	2,194
Other current assets	662	734

Total current assets	14,129	27,213
Property and equipment, net	1,271	2,172
Other assets	300	619

Total assets	$15,700	$30,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$856	$1,127
Accrued restructuring costs	419	1,674
Accrued liabilities	2,719	4,659
Current portion of obligations under capital leases and equipment note payable	—	168

Total current liabilities	3,994	7,628
Accrued restructuring costs	488	1,946
Other accrued liabilities	163	352
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 200,000 shares authorized, 7,933 and 6,304 shares issued and outstanding at December 31, 2004 and 2003, respectively	8	6
Additional paid-in capital	262,642	251,274
Deferred compensation	(2,500)	(2,387)
Accumulated deficit	(249,095)	(228,815)
Other comprehensive income	—	—

Total stockholders’ equity	11,055	20,078

Total liabilities and stockholders’ equity	$15,700	$30,004

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Product revenue	$5,347	$11,723	$9,883
Service revenue	2,496	2,249	3,058

Total net revenue	7,843	13,972	12,941
Cost of revenue	5,668	4,923	(5,411)

Gross margin	2,175	9,049	18,352
Operating expenses:
Research and development	12,986	12,880	21,829
Sales and marketing	4,780	6,693	6,994
General and administrative	6,029	4,275	5,284
Amortization of deferred stock compensation *	442	3,594	4,320
Restructuring and other non-recurring costs	(1,581)	—	1,361

Total operating expenses	22,656	27,442	39,788

Loss from operations	(20,481)	(18,393)	(21,436)
Other income (expense):
Interest and other income	205	332	2,145
Interest expense	(4)	(209)	(581)

Loss before income taxes	(20,280)	(18,270)	(19,872)
Provision for income taxes	—	—	—

Net loss	$(20,280)	$(18,270)	$(19,872)

Basic net loss per share	$(3.06)	$(3.22)	$(3.68)

Diluted net loss per share	$(3.06)	$(3.22)	$(3.68)

Basic common equivalent shares	6,623	5,668	5,407

Diluted common equivalent shares	6,623	5,668	5,407

* The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$36	$139	$380
Research and development	(524)	1,413	881
Sales and marketing	(256)	545	520
General and administrative	1,186	1,497	2,539

Total	$442	$3,594	$4,320

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2002	5,835	$6	$246,178	$(5,666)	$(190,673)	$340	$50,185
Deferred compensation related to the revaluation of stock options	—	—	788	(788)	—	—	—
Amortization related to deferred stock compensation	—	—	—	4,320	—	—	4,320
Issuance of restricted stock to employees	25	—	71	(71)	—	—	—
Cancellation of restricted stock issued to employees	(98)	—	(1,584)	1,584	—	—	—
Common stock issued under Employee Stock Purchase Plan	13	—	64	—	—	—	64
Exercise of options to purchase common stock	77	—	152	—	—	—	152
Repurchase of fractional shares	—	—	(2)	—	—	—	(2)
Reclassification of realized gain on marketable investment	—	—	—	—	—	(340)	(340)
Net loss	—	—	—	—	(19,872)	—	(19,872)

Balance at December 31, 2002	5,852	$6	$245,667	$(621)	$(210,545)	$—	$34,507
Deferred compensation related to the revaluation of stock options	—	—	2,274	(2,274)	—	—	—
Amortization related to deferred stock compensation	—	—	—	3,594	—	—	3,594
Issuance of restricted stock to employees	360	—	3,143	(3,143)	—	—	—
Cancellation of restricted stock issued to employees	(5)	—	(57)	57	—	—	—
Common stock issued under Employee Stock Purchase Plan	18	—	54	—	—	—	54
Exercise of options to purchase common stock	79	—	193	—	—	—	193
Net loss	—	—	—	—	(18,270)	—	(18,270)

Balance at December 31, 2003	6,304	$6	$251,274	$(2,387)	$(228,815)	$—	$20,078
Deferred compensation related to the revaluation of stock options	—	—	(2,258)	2,258	—	—	—
Amortization related to deferred stock compensation	—	—	—	442	—	—	442
Issuance of restricted stock to employees	341	1	3,141	(3,142)	—	—	—
Cancellation of restricted stock issued to employees	(33)	—	(329)	329	—	—	—
Sale of common stock in private offering	1,250	1	10,623	—	—	—	10,624
Exercise of options to purchase common stock	71	—	191	—	—	—	191
Net loss	—	—	—	—	(20,280)	—	(20,280)

Balance at December 31, 2004	7,933	$8	$262,642	$(2,500)	$(249,095)	$—	$11,055

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(20,280)	$(18,270)	$(19,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,704	4,265	7,726
Non-cash write-down in inventory	2,638	170	—
Non-cash restructuring and other non-recurring costs	(1,320)	—	100
Non-cash compensation	442	3,594	4,320
(Gain)/loss on investment in marketable investments	—	—	(1,020)
Realized gain on vendor settlements	—	—	(14,870)
Changes in operating assets and liabilities:
Accounts receivable	418	(304)	573
Inventory	(594)	(1,310)	6,448
Other current assets and other assets	391	709	256
Accounts payable and accrued liabilities	(2,400)	(788)	(2,663)
Adverse purchase commitments	—	—	(8,083)
Accrued restructuring costs	(1,393)	(2,022)	(1,447)

Net cash used in operating activities	(20,394)	(13,956)	(28,532)

Cash flows from investing activities:
Purchases of marketable investments	(13,089)	(31,784)	(35,885)
Maturities of marketable investments	20,819	36,323	68,251
Purchases of property and equipment	(803)	(454)	(1,558)

Net cash provided by investing activities	6,927	4,085	30,808

Cash flows from financing activities:
Payments on capital lease obligations and equipment notes	(168)	(3,366)	(3,120)
Proceeds from issuance of common stock	10,815	247	214

Net provided by (used in) financing activities	10,647	(3,119)	(2,906)

Net decrease in cash and cash equivalents	(2,820)	(12,990)	(630)
Cash and cash equivalents at beginning of year	13,003	25,993	26,623

Cash and cash equivalents at end of year	$10,183	$13,003	$25,993

Supplemental information:
Interest paid	$4	$209	$581

See accompanying notes to financial statements

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Copper Mountain Networks, Inc. (the “Company” or “Copper Mountain”) operates in one business segment supporting advanced communications products which enable high-speed data access to business, multi-tenant unit and residential users.

Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. As shown in the financial statements, the Company incurred significant losses from continuing operations of $20.3 million and $18.3 million, and used cash reserves and short term investments to fund its operations of $21.4 million and $17.5 million for the years ended December 31, 2004 and 2003, respectively. The Company has $12.4 million of cash, cash equivalents and short term investments at December 31, 2004.

On February 11, 2005 the Company announced that it had signed a definitive merger agreement with Tut Systems, Inc. of Lake Oswego, Oregon. Under this agreement, Tut Systems will acquire all of the Company’s outstanding shares of common stock in a stock-for-stock transaction valued at approximately $10.0 million. Upon closing, Tut Systems will issue approximately 2.5 million shares of its common stock to Copper Mountain stockholders. Subject to approval of the transaction by the stockholders of Copper Mountain and to other customary closing conditions, the transaction is expected to close in the second quarter of 2005. The Company expects that Copper Mountain’s business activities in the future will be severely limited as the Company conserves its resources and prepares for the consummation of the merger with Tut Systems. The Company cannot assure that the merger with Tut Systems or any other transaction will be approved and consummated.

In the year ended December 31, 2004, the Company required approximately $4.7 to $5.9 million in cash per quarter to fund its operations. In its Quarterly Report on Form 10-Q for the third quarter of 2004 the Company announced that it believed that it would have sufficient funds to continue its operations through the second quarter of 2005. As a result of the reduction in the number of its employees and corresponding curtailing of its business operations the Company announced in January 2005, the Company currently believes that it has sufficient cash and cash equivalents to fund its limited remaining operations through August 2005.

If the merger with Tut Systems is not completed in that time or at all, the Company will have to further reduce its expenses, seek additional financing or both. The Company expects that such additional financing would not be available at that time and that it would be required to cease its operations and liquidate its business. In that event, the Company believes that it is likely that it would file for or be forced to resort to bankruptcy protection. If the Company were to file for bankruptcy protection, it is extremely unlikely that it would be able to pay, or provide for the payment of, all of its liabilities and obligations, and, therefore, there would be no assets available for distribution to its stockholders.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

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

Investments

At December 31, 2004 the Company held investments in investment grade debt securities with various maturities through February 2005. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s total investments in these securities as of December 31, 2004 and 2003 totaled $2.2 million and $10.0 million, respectively. The Company has not included any of these securities in cash and cash equivalents as of December 31, 2004 and 2003, as they have original maturities of greater than three months. The Company has designated all of its investments in debt securities as held-to-maturity.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the year ended December 31, 2004 include sales to three significant customers totaling $1.4 million, $1.2 million, and $0.9 million. The Company’s revenues for the year ended December 31, 2003 include sales to two significant customers totaling $5.8 million and $2.3 million. The Company’s revenues for the year ended December 31, 2002 include sales to three significant customers totaling $3.4 million, $2.0 million and $1.3 million. Following the announcement in January 2005 of the significant reduction in the number of our employees, all members of our sales team have resigned or been terminated. As a result, the Company expects its future revenue, if any, to decline below historic levels and it does not expect to gain any significant new customers.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had significant accounts receivable balances due from three customers individually representing 57%, 16%, and 11% of total accounts receivable at December 31, 2004.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Inventory

Inventory is stated at the lower of cost (which approximates actual costs on a first-in, first-out basis) or market. In 2004, the Company recorded a write-down of $2.6 million to reduce inventory to the net realizable market value based on historical sales data. During 2002, the Company recorded a gain of $14.9 million related to the settlement of various vendor disputes.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or lease terms, if shorter, for leasehold improvements. For the years ended December 31, 2004, 2003, and 2002, depreciation expense, including amortization of property and equipment acquired under capital lease obligations, was $1.7 million, $4.3 million, and $7.7 million, respectively.

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

Cost of Revenue

During 2004, 2003, and 2002 the Company sold inventory that had previously been written down by $0.9 million, $11.2 million and $8.4 million, respectively. The Company recognized a one-time gain of $14.9 million in 2002 related to a reduction in purchase commitments previously charged to cost of revenue in 2001.

Research and Development Costs

Costs incurred in connection with research and development are charged to operations as incurred. Costs of equipment for research and development that have alternative future uses are capitalized when purchased and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years.

General and Administrative Costs

Included in general and administrative costs for the years ended December 31, 2003 and 2002 is a credit related to the recovery of bad debt in the amount of $3.4 million and $3.5 million, respectively.

Advertising Costs

The cost of advertising is expensed as incurred. For the years ended December 31, 2004, 2003, and 2002, the Company incurred advertising expense of zero, $59,000, and, $202,000, respectively.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

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

	Balance at Beginning of Year	Additions	Deductions for Costs Incurred	Deductions for Change In Estimates	Balance at End of Year
		Charged to Costs and Expenses
Accrued Warranty:

Year ended December 31, 2002	$725,000	—	226,000	199,000	$300,000
Year ended December 31, 2003	$300,000	—	4,000	96,000	$200,000
Year ended December 31, 2004	$200,000	—	5,000	70,000	$125,000

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

Stock-Based Compensation

At December 31, 2004 the Company has four stock-based compensation plans, which are described more fully in Note 5. The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for their employee stock option plans. Under APB No. 25, when the exercise price of the Company’s employee stock options equals the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. During 2004, 2003, and 2002 the Company recorded deferred compensation of ($1.9) million, $2.3 million, and $0.4 million related to the re-pricing of employee stock options. The deferred compensation is being amortized to expense in accordance

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

with FASB Interpretation No. 44 over the vesting period of the individual options, generally four years. As of December 31, 2004, options to purchase 236,950 shares are being accounted for as variable because the options were modified to reduce the exercise price. Accordingly, the intrinsic value of these options is remeasured at the end of each period.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss as reported	$(20,280)	$(18,270)	$(19,872)
Add: Stock-based employee compensation included in net loss, net of related tax effects	(1,887)	2,279	406
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,417)	(2,538)	(3,898)

Pro forma net loss under SFAS No. 123	$(23,584)	$(18,529)	$(23,364)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(3.56)	$(3.27)	$(4.32)

Assumptions:
Dividend yield	—	—	—
Volatility factor	52%	77%	350%
Risk free interest rate	1.25%	1.25%	2%
Expected life of option	2 years	2 years	2 years

The weighted-average estimated fair value of employee stock options granted during 2004, 2003, and 2002 was $4.08, $4.78, and $3.45 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

Comprehensive Income

The Company reports all components of comprehensive income, including net loss, in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. During the year ended December 31, 2002, the Company realized a gain on investment of $340,000 that had been recorded as an unrealized gain in the prior year. Other comprehensive loss for the years ended December 31, 2004 and 2003 did not differ from net loss.

Derivative Instruments and Hedging Activities

The Company did not use any derivatives during the three years ended December 31, 2004, and there was no cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 133.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Net Loss Per Share

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, “Earnings Per Share,” using the weighted-average number of shares of common stock outstanding and common stock equivalents during the period.

There was no difference between the shares used in the calculation of basic and diluted net loss per share attributable to common shareholders during the years ended 2004, 2003, and 2002.

Potentially dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities totaling 0.9 million, 0.9 million, and 0.6 million for the years ended December 31, 2004, 2003, 2002, respectively, were excluded from basic and diluted earnings per share because of their anti-dilutive effect.

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

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

2.    Composition of Certain Balance Sheet Captions

	December 31,
	2004	2003
	(in thousands)
Accounts receivable:
Trade receivables	$887	$1,305
Allowance for doubtful accounts	—	—

	$887	$1,305

Inventory:
Raw materials	$32,371	$35,308
Work in process	—	164
Finished goods	1,070	2,451
Allowance for excess and obsolescence	(33,291)	(35,729)

	$150	$2,194

Property and equipment:
Laboratory equipment and software	$22,187	$21,836
Computer equipment and software	6,776	6,308
Office furniture and fixtures	2,577	2,572
Leasehold improvements	1,791	1,791
Construction in progress	—	21

	33,331	32,528
Less accumulated depreciation and amortization	(32,060)	(30,356)

	$1,271	$2,172

Accrued liabilities:
Accrued compensation	$687	$1,790
Accrued warranty	125	200
Accrued paid time off	549	832
Deferred revenue	176	732
Other	1,182	1,105

	$2,719	$4,659

3.    Investments

At December 31, 2004 and 2003, investments designated as held to maturity consisted of the following (in thousands):

	Current		Noncurrent
	December 31,		December 31,
	2004	2003	2004	2003
Held to maturity:
U.S. government securities	$—	$—	$—	$—
Corporate medium-term notes	2,247	9,977	—	—

	$2,247	$9,977	$—	$—

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

At December 31, 2001, the Company had an investment in commercial paper classified as available for sale at an original cost basis of $3.4 million. During the year ended December 31, 2001, the Company recognized a loss of $1.0 million that was considered to be other than temporary and an unrealized gain in other comprehensive income of $0.3 million. The carrying value of this investment at December 31, 2001 was $2.7 million, which approximated fair value. During 2002, this investment was repaid in full and a realized gain was recognized in the amount of $1.0 million and is included in interest and other income.

4.    Note Payable

In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility included $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. The full amount of funds available under the equipment loan and under the capital lease agreement have been utilized. The borrowings under the equipment loan and the capital lease agreement were to be repaid in 48 equal monthly installments and accrued interest at 10.8% per annum. Both obligations were secured by the related equipment. The equipment loan was repaid in October of 2003 and the capital lease amounts were repaid in January of 2004.

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

Stock Option Re-pricing Program

In August 2002, the Company re-priced certain stock option grants (the “Re-pricing Program”). All terms of the re-priced options are substantially the same as the cancelled options. In August 2002, the Company re-priced 467,532 shares of common stock options in conjunction with the Re-pricing Program at an exercise price of $2.48 per share. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and will be amortized to expense over the vesting period in accordance with FASB Interpretation No. 44. As of December 31, 2004 there were 236,950 re-priced shares outstanding under this program. For the years ended December 31, 2004, 2003, and 2002 the Company recognized compensation expense of ($1.9) million, $2.3 million and $0.4 million, respectively, related to the Re-pricing Program.

Restricted Common Stock

During 2004, the Company granted 341,000 shares of restricted common stock to employees. The related net compensation expense of approximately $3.1 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of one to two years. The Company recognized compensation expense of $1.2 million related to these grants of restricted common stock for the year ended December 31, 2004. These shares begin to vest in May of 2005. As of December 31, 2004 there were 308,450 restricted shares outstanding under this program.

During 2003, the Company granted 360,000 shares of restricted common stock to two executive officers. The related net compensation expense of approximately $3.1 million will be amortized in accordance with FASB

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Interpretation No. 28 over the vesting period of four years. The Company recognized compensation expense of $1.1 million and $1.1 million related to this grant of restricted common stock for the years ended December 31, 2004 and 2003, respectively. These share begin to vest in February 2005.

During 2001, the Company granted 510,000 shares of restricted common stock to certain employees. During 2002, the Company granted 25,000 shares of restricted common stock to certain employees. The related net compensation expense of approximately $9.0 million will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of approximately two years. The Company recognized compensation expense of $0.2 million, $0.2 million and $3.6 million related to this grant of restricted common stock for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 all of these shares had either vested or cancelled.

1996 Equity Incentive Plan

In August 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”). At December 31, 2004, a total of 1.1 million shares of common stock are reserved for issuance pursuant to the 1996 Plan. In addition, the 1996 Plan provides for automatic annual increases in the number of shares reserved for issuance there under (beginning in 2000) equal to the lesser of: (i) 4% of Copper Mountain’s outstanding shares on a fully diluted basis taking into account stock options and warrants and (ii) a lesser amount determined by the board of directors.

The 1996 Plan provides for the grant of options to the Company’s directors, officers, key employees, consultants and certain advisors. The 1996 Plan provides for the grant of incentive and nonstatutory stock options, stock bonuses and rights to purchase stock to employees, directors or consultants of the Company. The 1996 Plan provides that incentive stock options will be granted only to employees at no less than the fair market value of the Company’s common stock (no less than 85% of the fair market value for nonstatutory stock options). Options generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months, and are exercisable up to ten years from date of grant. As of December 31, 2004, 970,425 stock options are outstanding under the 1996 Plan and 100,393 are available for grant.

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

Options granted under the Directors Plan shall be fully vested and exercisable on the date of grant and must be exercised within five years from the date they are granted. The exercise price of options under the Directors Plan will equal 100% of the fair market value of the common stock on the date of grant. Unless otherwise terminated by the board of directors, the Directors Plan automatically terminates when all of our common stock

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

reserved for issuance under the Directors Plan has been issued. As of December 31, 2004, 54,000 stock options are outstanding under the Directors Plan and options for 11,650 shares are available for grant.

Nonstatutory Stock Option Plan

In March 2000, the Board adopted the Company’s 2000 Nonstatutory Stock Option Plan (the “NSO Plan”). A total of 60,000 shares of common stock are reserved for issuance pursuant to the NSO Plan. The NSO Plan provides for the grant of options to the Company’s employees (other than officers), consultants and certain advisors. The NSO Plan is a broad based plan and the approval of the Company’s stockholders is not required for its adoption or amendment. As of December 31, 2004, 36,249 stock options are outstanding under the NSO Plan and 8,787 are available for grant.

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

OnPREM 1998 Stock Option Plan

In connection with the acquisition of OnPREM Networks Corporation in February 2000, the Company assumed the 1998 Stock Option Plan of OnPREM and all outstanding options to purchase common stock of OnPREM under such plan. By virtue of the acquisition, the OnPREM options were proportionally adjusted with respect to exercise prices and the number of shares subject to each option based on the exchange ratio used in the acquisition. All other terms of the OnPREM options, such as vesting schedules, remained unchanged. As of December 31, 2004, 417 stock options are outstanding under the Plan. The Company will not make future grants under the 1998 Stock Plan of OnPREM.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

All stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2002	1,044,917	$32.38
Granted	712,332	3.46
Exercised	(77,012)	1.97
Cancelled	(876,911)	30.99

Balance at December 31, 2002	803,326	$11.17
Granted	530,601	8.66
Exercised	(78,439)	2.45
Cancelled	(115,677)	16.16

Balance at December 31, 2003	1,139,811	$10.06
Granted	115,500	11.44
Exercised	(70,589)	2.70
Cancelled	(123,631)	12.60

Balance at December 31, 2004	1,061,091	$10.41

As of December 31, 2004, 2003 and 2002, there were options to purchase 757,638 shares, 491,163 shares and 395,735 shares, respectively, vested at weighted average exercise prices per share of $11.54, $14.16 and $19.75, respectively.

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.33 – 2.28	180,457	4.6	$1.79	159,624	$1.72
2.48 – 2.48	236,950	5.3	2.48	211,594	2.48
3.33 – 7.84	138,750	5.5	5.70	105,218	6.37
8.73 – 8.73	367,559	8.5	8.73	193,077	8.73
9.60 – 720.00	137,375	5.6	44.64	88,125	63.37

$ 0.33 – 720.00	1,061,091	6.4	$10.41	757,638	$11.54

Employee Stock Purchase Plan

In February 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). A total of 60,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the ESPP. During the years ended December 31, 2004, 2003 and 2002, the ESPP purchased zero, 17,911 and 13,155 shares, respectively of the Company’s common stock. As of December 31, 2004, 601 shares are reserved for future purchases. The Company froze the ESPP after the February 2003 purchase as there were not enough shares remaining in the plan to complete the subsequent purchase.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Unless otherwise determined by the Board, employees are eligible to participate in the purchase plan only if they are employed for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may have up to 10% of their earnings withheld pursuant to the purchase plan. The amount withheld is then used to purchase shares of common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the purchase plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment.

Common Shares Reserved for Future Issuance

The following table presents shares reserved for future issuance under the Company’s stock option plans, restricted stock grants and ESPP as of December 31, 2004:

1996 Equity Incentive Plan	1,070,818
Non-Employee Directors’ Stock Option Plan	65,650
Nonstatutory Stock Option Plan	45,036
OnPREM 1998 Stock Option Plan	417
Employee Stock Purchase Plan	601

1,182,522

6.    Commitments

In August 2000, the Company entered into an $800,000 credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2000, the full amount of funds available under this credit facility had been utilized. The borrowings under the capital lease agreement were to be repaid in 48 equal monthly installments and accrued interest at 9.85% per annum. The obligation is secured by the related equipment. As of December 31, 2004 all amounts outstanding under this credit facility had been repaid in full.

In June 2000, the Company secured a $5.0 million credit facility with a financing company for the purchase of equipment under a capital lease agreement. As of December 31, 2001, the full amount of funds available under this credit facility had been utilized. The borrowings under the capital lease agreement were to be repaid in 36 equal monthly installments and accrued interest at 10.8% per annum. The obligation was secured by the related equipment. As of December 31, 2004 all amounts outstanding under this credit facility had been repaid in full.

In August 1999, the Company entered into a credit facility with a bank for the purchase of equipment. The credit facility included $2.4 million in equipment loans and $2.6 million in commitments for the purchase of equipment under a capital lease agreement. During the year ended December 31, 1999, the full amount of funds available under the equipment loan and the capital lease agreement had been utilized. The borrowings under the equipment loans and the capital lease agreement were to be repaid in 48 equal monthly installments and accrued interest at 10.8% per annum. Both obligations were secured by the related equipment (see Note 4). As of December 31, 2004 all amounts outstanding under this credit facility had been repaid in full.

In 1996, the Company entered into an equipment financing agreement with a bank and leasing company that allowed the Company to borrow up to $1.0 million for purchases of equipment. The notes were secured by the related equipment. The full amount of funds available under the equipment financing agreement have been utilized and repaid.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

In connection with the 1996 equipment financing agreement, the Company agreed to make a final payment equal to 12.5% of the equipment financed at the end of the amortization period. Additionally, the Company granted warrants to the bank and leasing company to purchase an aggregate of 40,000 shares of Series A convertible preferred stock at $1.00 per share which was adjusted to 60,000 shares at $.67 per share in a three-for-two stock split in 1998. In 1999, 45,000 shares were exercised and converted into 9,000 shares of common stock. The remaining warrants to purchase 15,000 shares of Series A convertible preferred stock, convertible into 3,000 shares of common stock, are outstanding and exercisable. These warrants expire in 2006. The estimated fair value of the warrants was approximately $18,000, which was capitalized as debt issuance costs and was amortized over the life of the equipment financing agreement.

During the fourth quarter of 2004 the Company terminated its operating lease for its San Diego facility, which resulted in a reversal of a restructuring charge of $1.3 million. See note 7. Rent expense, net of amounts charged to the restructuring accrual, totaled $1.9 million, $2.2 million, and $2.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company also leases telephone and copy equipment under non-cancelable operating leases that expire in 2007 and 2008, respectively. Lease expense totaled $89,000, $67,000, and $33,000 for the years ended December 31, 2004, 2003, and 2002.

Future minimum payments under the non-cancelable operating leases consist of the following at December 31, 2004 (in thousands):

Operating Leases
Year ending December 31,
2005	$1,972
2006	1,556
2007	928
2008	17
2009	—

Total minimum lease payments	$4,473

As a result of previous restructurings (Note 7) the Company has certain excess facilities that it is currently sub-leasing. Future minimum amounts due under these sub-leases as of December 31, 2004 are as follows (in thousands):

Year ending December 31,
2005	$455
2006	366
2007	220
2008	—
2009	—

Total minimum lease receipts	$1,041

During the first quarter of 2005 the Company terminated its operating lease for its Palo Alto facility which substantially reduces the amounts presented in the tables above. As a result of this termination, future payments under non-cancelable operating leases totaled $243,000 at February 28, 2005.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

In 2005 the Company entered into retention agreements with the Chief Executive Officer, Chief Financial Officer and the Vice President of Worldwide Sales. Pursuant to these agreements, the Company agreed to pay retention bonuses equal to three months of base salary payable on the earlier of (a) July 15, 2005; or (b) upon closing of the sale of the Company. If their employment is terminated for any reason other than cause prior to payment of the retention bonus, the retention bonus must be paid immediately upon termination, provided a standard release is signed. Pursuant to the Chief Executive Officer and Chief Financial Officer retention agreements, the Company also agreed to pay to each of them a $75,000 transaction completion bonus, payable immediately upon closing of the sale of the Company. Total payments under these agreements would equal $318,750.

7.    Restructuring Costs and Asset Impairments

The Company had two restructurings in 2001 to re-size our business to reflect current and expected business conditions. As a result of the adoption of these restructurings, the Company recorded total charges of approximately $20.3 million. These charges primarily relate to: consolidation of our continuing operations resulting in impairment of assets; anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance.

On July 11, 2002, the Company announced that it had adopted a business plan to again re-size its business to reflect current and expected business conditions. This restructuring plan was largely completed during 2002. As a result of the adoption of this plan, the Company recorded charges of approximately $1.4 million during the three and nine months ended September 30, 2002. These charges primarily relate to: consolidation of the Company’s continuing operations resulting in impairment of assets, anticipated losses on disposition of assets and excess lease costs; and the elimination of job responsibilities, resulting in costs incurred for employee severance. Employee reductions occurred in almost all areas of the Company, including engineering, operations, research and development, marketing, sales and administrative areas. As a result of this plan, the Company reduced its non-temporary work force by approximately 47 positions.

Details of the restructuring charges are as follows (in 000s):

	Cash/ Non-cash	Reserve Balance at January 1, 2002	Charge	Activity	Reserve Balance at December 31, 2002
Impairment of assets	Non-cash	$113	$100	$(213)	$—
Excess lease costs	Cash	6,454	978	(1,865)	5,567
Elimination of job responsibilities	Cash	635	283	(843)	75

		$7,202	$1,361	$(2,921)	$5,642

	Cash/ Non-cash	Reserve Balance at December 31, 2002	Charge	Activity	Reserve Balance at December 31, 2003
Excess lease costs	Cash	5,567	—	(1,947)	3,620
Elimination of job responsibilities	Cash	75	—	(75)	—

		$5,642	$—	$(2,022)	$3,620

	Cash/ Non-cash	Reserve Balance at December 31, 2003	Charge	Activity(1)	Reserve Balance at December 31, 2004
Excess lease costs	Cash	3,620	—	(2,713)	907

(1)	Approximately $1.3 million of the restructuring accrual was released in December of 2004 as a result of the termination of a long-term operating lease for our San Diego facility.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

Subsequent to December 31, 2004 and as a result of the termination of the San Diego and Palo Alto leases, a significant number of assets have been placed out of service and are being held for possible disposal. The Company is currently in the process of identifying and evaluating the disposition of these assets.

8.    Litigation and Claims

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

In June 2003, the Issuers reached a tentative settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

No assurances can be made that the Company will be successful in settling or defending against these claims. If the Company is not successful in settling or defending against these claims, the Company could be forced to make significant payments to its stockholders and their lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business, results of operations and financial position.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

The Company is party to other legal proceedings and claims in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2004. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

9.    Leased Equipment

During the year ended December 31, 2002, the Company received approximately $2.8 million in lease payments related to a sales-type lease that had been fully reserved and recorded those payments as a reduction of bad debt expense within general and administrative expenses. During the year ended December 31, 2003, the Company received approximately $2.6 million as a settlement of all remaining amounts due under this lease agreement, which is included as a reduction to general and administrative expenses.

10.    Income Taxes

The following is a reconciliation from the expected statutory federal income tax expense to the Company’s actual income tax expense (in thousands):

	Year Ended December 31,
	2004	2003	2002
Tax benefit at U.S. statutory rate	$(6,895)	$(6,212)	$(6,811)
Change in statutory tax rate from 35% to 34%	—	—	2,555
Stock-based compensation	(1,562)	1,641	698
Change in valuation allowance Other	6,943 1,514	4,223 348	3,500 58

	$—	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are shown below (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$96,569	$83,794
Tax credit carryforwards	12,315	14,801
Accruals and reserves	36,273	21,871
Deferred compensation	1,509	1,960
Capitalized research and development	2,761	3,175

Total deferred tax assets	149,427	125,601
Valuation allowance	(149,427)	(125,601)

Net deferred tax assets	$—	$—

A valuation allowance of $149.4 million and $125.6 million has been recorded at December 31, 2004 and 2003, respectively, to offset the net deferred tax assets as realization is uncertain due to the uncertainty of recoverability of such assets given the Company’s operating losses.

COPPER MOUNTAIN NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS—(continued)

The Company had federal and California tax net operating loss carryforwards at December 31, 2004 of approximately $261 million and $136 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2011 and 2005, respectively, unless previously utilized. Included in the net operating loss carryforwards are stock option deductions of approximately $41.2 million. The benefit of these net operating loss carryforwards will be credited to equity when realized. The Company also has federal and California research tax credit carryforwards of approximately $8.1 million and $6.3 million, respectively, which will begin to expire in 2011 unless previously utilized.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of a portion of the Company’s net operating loss and credit carryforwards are limited because of a cumulative change in ownership of more than 50%, which occurred in prior years.

11.    Employee Savings Plan

The Company has a 401(k) plan, which allows participating employees to contribute up to 20% of their salary, subject to annual limits. The Company may, at its sole discretion, approve Company contributions. The Company has approved a match of 50% of the first 4% of salary deferred by employees for each of the three years during the period ended 2004. During the years ended December 31, 2004, 2003 and 2002, matching contributions were $194,000, $199,000 and $271,000, respectively.

12.    Related Party Transactions

The Company had a note receivable from an officer with a face value of $1.0 million. This note was issued in connection with the officer’s employment and relocation agreement in 1998. The note bore no interest, was secured by the options to purchase the Company’s common stock held by the officer and was due at the earlier of March 30, 2003, or 15 days from the date the officer ceased to be an employee of the Company. Payments on the loan were made in 2003 and the loan was paid in full in January 2004.

Schedule II

COPPER MOUNTAIN NETWORKS, INC.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
		Charged to Costs and Expenses
Allowance for Doubtful Accounts:

Year ended December 31, 2002	$470,000	—	457,000	$13,000
Year ended December 31, 2003	$13,000	—	13,000	$—
Year ended December 31, 2004	$—	—	—	$—

	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Inventory Reserves:

Year ended December 31, 2002	$80,882,000	—	—	17,654,000	(1)	$63,228,000
Year ended December 31, 2003	$63,228,000	170,000	—	27,669,000	(1)	$35,729,000
Year ended December 31, 2004	$35,729,000	2,623,000	—	5,061,000	(1)	$33,291,000

(1)	– Comprised of reserved inventory that was either disposed of or sold.

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
		Charged to Costs and Expenses
Adverse Purchase Commitments:

Year ended December 31, 2002	$8,083,000	—	8,083,000	$—

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Deferred Tax Asset Valuation Allowance:

Year ended December 31, 2002	$117,516,000	3,861,000	—	$121,377,000
Year ended December 31, 2003	$121,377,000	4,224,000	—	$125,601,000
Year ended December 31, 2004	$125,601,000	8,060,000	—	$133,661,000

II-1