Form 10-Q
period 2005-03-31
COPPER MOUNTAIN NETWORKS INC
filed 2005-05-10
CIK 1031951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

10145 Pacific Heights Blvd, Suite 530, San Diego, California 92121

(858) 410-7100

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 30, 2005 was 7,777,301.

COPPER MOUNTAIN NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,193	$10,183
Short-term marketable investments	—	2,247
Accounts receivable	237	887
Inventory, net	211	150
Other current assets	660	662

Total current assets	7,301	14,129
Property and equipment, net	806	1,271
Other assets	—	300

Total assets	$8,107	$15,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457	$856
Accrued restructuring costs	—	419
Accrued liabilities	1,901	2,719

Total current liabilities	2,358	3,994
Accrued restructuring costs	—	488
Other accrueds	9	163
Stockholders’ equity:
Common stock	8	8
Additional paid in capital	261,264	262,642
Deferred compensation	(1,261)	(2,500)
Accumulated deficit	(254,271)	(249,095)

Total stockholders’ equity	5,740	11,055

Total liabilities and stockholders’ equity	$8,107	$15,700

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenue	$317	$1,989
Cost of revenue	273	647

Gross margin	44	1,342
Operating expenses:
Research and development	2,121	3,391
Sales and marketing	492	1,489
General and administrative	1,974	1,612
Amortization of deferred stock compensation*	(139)	594
Restructuring charges	815	—

Total operating expenses	5,263	7,086

Loss from operations	(5,219)	(5,744)
Other income (expense):
Interest and other income	43	41
Interest expense	—	(3)

Net loss	$(5,176)	$(5,706)

Basic and diluted net loss per share	$(0.73)	$(0.99)

Basic and diluted common equivalent shares	7,094	5,778

* The following table shows how the Company’s deferred stock compensation would be allocated to cost of revenue and the respective expense categories:

Cost of revenue	$—	$10
Research and development	(134)	147
Sales and marketing	(154)	42
General and administrative	149	395

Total	$(139)	$594

See accompanying notes to the financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2005	7,933	$8	$262,642	$(2,500)	$(249,095)	$11,055
Adjustment of deferred compensation related to options outstanding	—	—	(57)	57	—	—
Amortization related to deferred stock compensation	—	—	—	(139)	—	(139)
Cancellation of restricted stock	(142)	—	(1,321)	1,321	—	—
Net loss	—	—	—	—	(5,176)	(5,176)

Balance at March 31, 2005	7,791	$8	$261,264	$(1,261)	$(254,271)	$5,740

See accompanying notes to condensed financial statements

COPPER MOUNTAIN NETWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,176)	$(5,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465	470
Non-cash compensation	(139)	594
Changes in operating assets and liabilities:
Accounts receivable	650	409
Inventory	(61)	(314)
Other current assets and other assets	302	(218)
Accounts payable and accrued liabilities	(1,371)	(247)
Accrued restructuring costs	(907)	(403)

Net cash used in operating activities	(6,237)	(5,415)

Cash flows from investing activities:
Purchases of marketable investments	—	(2,333)
Maturities of marketable investments	2,247	5,331
Purchases of property and equipment	—	(182)

Net cash provided by investing activities	2,247	2,816

Cash flows from financing activities:
Payments on capital leases and equipment notes payable	—	(89)
Proceeds from issuance of common stock, net	—	17

Net cash provided by (used in) financing activities	—	(72)

Net decrease in cash and cash equivalents	(3,990)	(2,671)
Cash and cash equivalents at beginning of period	10,183	13,003

Cash and cash equivalents at end of period	$6,193	$10,332

Supplemental information:
Interest paid	$—	$3

See accompanying notes to condensed financial statements

NOTE 1 - General

In management’s opinion, the accompanying unaudited financial statements for Copper Mountain Networks, Inc. (the “Company”) for the three months ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2004 contained in the 2004 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2005.

Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. As shown in the financial statements, the Company incurred significant losses of $5.2 million from continuing operations for the three months ended March 31, 2005. The Company currently funds its operations with its cash, cash equivalents and marketable investments. During the three months ended March 31, 2005 the Company used approximately $6.2 million in cash to fund its operations. At March 31, 2005 the Company had $6.2 million of cash, cash equivalents and short term investments.

On February 11, 2005 the Company announced that it had signed a definitive merger agreement with Tut Systems, Inc. of Lake Oswego, Oregon (“Tut Systems”). Under this agreement, Tut Systems will acquire all of the Company’s outstanding shares of common stock in a stock-for-stock transaction. Upon closing, Tut Systems will issue approximately 2.5 million shares of its common stock to the Company’s stockholders. Subject to approval of the transaction by the Company’s stockholders and to other customary closing conditions, the transaction is expected to close in the second quarter of 2005. The Company expects that its business activities in the future will be severely limited as the Company conserves its resources and prepares for the consummation of the merger with Tut Systems. The Company cannot assure that the merger with Tut Systems or any other transaction will be approved and consummated.

As a result of the reduction in the number of its employees and corresponding curtailing of its business operations that the Company announced in January 2005 and executed in the first quarter of 2005, the Company currently believes that it has sufficient cash and cash equivalents to fund its limited remaining operations through August 2005.

If the merger with Tut Systems is not completed before the end of August 2005 or at all, the Company will have to further reduce its expenses, seek additional financing or both. The Company expects that such additional financing would not be available at that time and that it would be required to cease its operations and liquidate its business. In that event, the Company believes that it is likely that it would file for or be forced to resort to bankruptcy protection. If the Company were to file for bankruptcy protection, it is possible that it would be unable to pay, or provide for the payment of, all of its liabilities and obligations, and, therefore, there would be no assets available for distribution to its stockholders.

Concentration of Credit Risk

A relatively small number of customers account for a significant percentage of the Company’s revenues. The Company expects that the sale of its products to a limited number of customers may continue to account for a high percentage of revenues for the foreseeable future. The Company’s revenues for the three months ended March 31, 2005 include revenue recognized from three significant customers totaling $129,000, or 41%; $63,000, or 20%; and $34,000, or 11% of net revenue. The Company’s revenues for the three months ended March 31, 2004 include revenue recognized from three significant customers totaling $0.4 million, or 18%; $0.3 million, or 14%; and $0.3 million, or 13% of net revenue.

The Company performs ongoing credit evaluations of its customers as it deems appropriate, and generally requires no collateral. The Company had significant accounts receivable balances due from three customers individually representing 54%, 19%, and 14% of total accounts receivable at March 31, 2005.

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

Inventory

Inventory is stated at the lower of cost (which approximates actual costs on a first-in, first-out basis) or market. During the three months ended March 31, 2005 the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.1 million. During the three months ended March 31, 2004 the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.1 million.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or lease terms for leasehold improvements. For the quarter ended March 31, 2005, depreciation expense was $0.5 million. This expense included $0.2 million in additional depreciation expense resulting from a change in the estimated life of property and equipment as a result of lease terminations and reduced operations.

Deferred Stock Compensation

The deferred stock compensation expense line item in the Company’s income statement includes the amortization of deferred stock compensation from grants of restricted stock and from re-priced stock options. The compensation expense for the restricted stock awards is fixed at the time of grant. Amortization of restricted stock deferred stock compensation net of credits from the cancellation of restricted stock for the three months ended March 31, 2005 resulted in a net credit of $86,000. The deferred stock compensation expense related to the re-priced options is re-measured at the end of each reporting period and may fluctuate depending on the price of the Company’s common stock. The re-measurement of the compensation expense during the three months ended March 31, 2005 resulted in a credit of $53,000 as a result of the decline in the Company’s stock price.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to account for its employee stock option plans. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options is not less than the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. The amount of the compensation expense is amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options, generally four years.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma amounts would have been as indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(5,176)	$(5,706)
Add: Stock-based employee compensation included in net loss, net of related tax effects	(53)	224
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	246	(480)

Pro forma net loss under SFAS No. 123	$(4,983)	$(5,962)

Basic and diluted net loss per share as reported	$(0.73)	$(0.99)

Pro forma basic and diluted net loss per share under SFAS No. 123	$(0.70)	$(1.03)

Assumptions:
Dividend Yield	—	—
Volatility factor	—	52%
Risk free interest rate	—	1.25%
Expected Life of Option	—	2 years

There were no stock options granted during the three months ended March 31, 2005. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2004 was $4.80 per share. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

Warranty Reserves

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements (in thousands).

	Balance at January 1, 2005	Additions	Deductions For Costs Incurred	Deductions For Change In Estimates	Balance at March 31, 2005
		Charged to Costs and Expenses
Accrued warranty	$125	—	—	$(50)	$75

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

NOTE 3 – Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents of 0.2 million and 0.9 million for the three month periods ending March 31, 2005 and 2004, respectively, were excluded from the calculation because of their anti-dilutive effect.

NOTE 4 - Composition of Certain Balance Sheet Captions (in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Inventory:
Raw materials	$32,358	$32,371
Work in process	—	—
Finished goods	958	1,070
Allowance for excess and obsolescence	(33,105)	(33,291)

	$211	$150

Accrued liabilities:
Accrued compensation	$587	$687
Accrued paid time off	308	549
Accrued warranty	75	125
Deferred revenue	144	176
Other	787	1,182

	$1,901	$2,719

NOTE 5 – Restructuring

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

The remaining balance of the accrued restructuring charges are as follows (in thousands):

	Cash/ Non-cash	Balance at January 1, 2005	Charge	Payment of excess lease costs	Balance at March 31, 2005
Excess lease costs	Cash	$907	$815	$(1,722)	$—

NOTE 6 – Litigation and Claims

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

No assurances can be made that the Company will be successful in settling or defending against these claims. If the Company is not successful in settling or defending against these claims, the Company could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business, results of operations and financial position.

The Company is party to other legal proceedings and claims in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2005.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

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

On February 11, 2005 we announced that we had signed a definitive merger agreement with Tut Systems, Inc. (“Tut Systems”). Under this agreement, Tut Systems will acquire all of our outstanding shares of common stock in a stock-for-stock transaction. Upon closing, Tut Systems will issue approximately 2.5 million shares of its common stock to our stockholders. Subject to approval of the transaction by our stockholders and to other customary closing conditions, the transaction is expected to close in the second quarter of 2005.

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

For the three months ended March 31, 2005, sales to our three largest customers accounted for approximately 72% of our revenue, of which sales to LDMI, Florida Digital, and Graybar (a reseller) accounted for approximately 41%, 20%, and 11% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration for the foreseeable future. Our customers’ buying patterns are unpredictable. Future sales, if any, to the significant customers mentioned above are likely to be substantially less than historical sales. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could, among other things, reduce or delay our net revenue.

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

Our gross margin has been affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, costs from our contract manufacturers, the mix of products or system configurations sold and the volume and timing of sales of follow-on line cards for systems shipped in prior periods. As of March 31, 2005, we had a substantial amount of fully reserved finished goods and component inventory. Our reserve had been established based on our projection, which indicated certain inventories would not be used or would be sold below their original cost. In the future, we could utilize fully reserved components to complete product, which could result in higher gross margins. The gross margin realized will be highly dependent upon our cost to complete the units, including the cost of additional components and costs from our contract manufacturers for assembly, and our ability to sustain pricing at current levels, which may prove to be difficult given the severe pricing pressures that we are currently experiencing. In addition, our overall gross margin realized on sales of our products may fluctuate widely and will be highly dependent upon sales mix, utilization of fully reserved inventory, if any, and the prices at which our customers are willing to purchase our products.

We outsource most of our manufacturing and supply chain management operations, and we conduct manufacturing engineering, quality assurance, program management, documentation control and product repairs at our facility in San Diego, California. Accordingly, a significant portion of our cost of revenue during the periods presented consists of payments to our contract manufacturers, which in 2005 was principally with Plexus Corporation. We selected our manufacturing partner with the goal of ensuring a reliable supply of high quality finished products and of lowering per unit product costs as a result of manufacturing economies of scale. However, we cannot assure you that we will achieve or maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our network management software.

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, management information systems and administrative personnel, professional fees and other general corporate expenses.

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

The remaining balances of the accrued restructuring charges are as follows (in thousands):

	Cash/ Non-cash	Balance at January 1, 2005	Charge	Payment of excess lease costs	Balance at March 31, 2005
Excess lease costs	Cash	$907	$815	$(1,722)	$—

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

Results of Operations

The following table sets forth, as a percentage of net revenue, certain statement of operations data for the periods indicated.

	Three Months Ended March 31,
	2005	2004
Net revenue	100.0%	100.0%
Cost of revenue	86.1	32.5

Gross margin	13.9	67.5
Operating expenses:
Research and development	669.1	170.5
Sales and marketing	155.2	74.9
General and administrative	622.7	81.0
Amortization of deferred stock compensation	(43.8)	29.9
Restructuring and other non-recurring charges	257.1	—

Total operating expenses	1,660.3	356.3
Loss from operations	(1,646.4)	(288.8)
Interest and other income, net	13.6	1.9

Net loss	(1,632.8)%	(286.9)%

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Net Revenue. Net revenue decreased from $2.0 million for the three months ended March 31, 2004 to $0.3 million for the three months ended March 31, 2005. Sales to our three largest customers for the three months ended March 31, 2005, LDMI, Florida Digital, and Graybar (a reseller) were $129,000, $63,000, and $34,000, respectively. Sales to our three largest customers for the three months ended March 31, 2004, ITC/Deltacom, Graybar (a reseller), and Mpower Communications, were $0.4 million, $0.3 million, $0.3 million, respectively. Software and service sales during the three months ended March 31, 2005 and 2004 were approximately $0.1 million and $1.1 million, respectively.

Gross Margin. Our gross margin decreased from $1.3 million for the three months ended March 31, 2004 to $44,000 for the three months ended March 31, 2005. The decrease in gross margin was primarily the result of a decrease in total sales including high margin software and service sales during the three months ended March 31, 2005 compared to the same period in the prior year. During the three months ended March 31, 2005 and 2004, the Company sold CE200 access concentrators and related line cards that had been previously written down by $0.1 million and $0.1 million, respectively.

Research and Development. Our research and development expenses decreased from $3.4 million for the three months ended March 31, 2004 to $2.1 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, compensation costs decreased by $0.4 million compared to the same period in the prior year as a result of lower headcount. In addition, consulting expenses and the purchase of prototype materials decreased $0.2 million and $0.4 million, respectively, over the same period.

Sales and Marketing. Our sales and marketing expenses decreased from $1.5 million for the three months ended March 31, 2004 to $0.5 million for the three months ended March 31, 2005. This decrease was primarily the result of a decrease in personnel costs of $0.6 million as a result of lower headcount, a $0.2 million decrease in travel expenses and a $0.1 million decrease in consulting services.

General and Administrative. Our general and administrative expenses increased from $1.6 million for the three months ended March 31, 2004 to $2.0 million for the three months ended March 31, 2005. This increase was primarily the result of an increase in consulting and accounting expenses of $0.4 million primarily related to achieving compliance with internal controls over financial reporting requirements and an increase in legal expenses of $0.2 million primarily related to the anticipated merger. These increases were partially offset by a $0.1 million decrease in personnel costs as a result of lower headcount.

Deferred Stock Compensation. Our deferred stock compensation expense decreased from $0.6 million for the three months ended March 31, 2004 to a credit of $0.1 million for the three months ended March 31, 2005. This decrease was primarily the result of the amortization of deferred stock compensation related to restricted stock net of cancellations of restricted stock and the re-measurement of the deferred stock compensation related to unexercised options that were re-priced in 2002. The amortization of restricted stock deferred stock compensation net of credits from the cancellation of restricted stock for the three months ended March 31, 2005 resulted in a net credit of $86,000. The re-measurement of the compensation expense resulted in a credit of $53,000 during the current quarter as a result of the significant decline in the Company’s stock price.

Interest and Other Income. Our interest and other income increased from $41,000 for the three months ended March 31, 2004 to $43,000 for the three months ended March 31, 2005. This increase was primarily the result of an increased rate of return on investments.

Interest Expense. Our interest expense decreased from $3,000 for the three months ended March 31, 2004 to zero for the three months ended March 31, 2005. The amounts that had been outstanding under capital lease and equipment notes payable facilities have been paid in full.

Liquidity and Capital Resources

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue. On March 7, 2001, August 2, 2001, and July 11, 2002, we announced that we had adopted business plans to re-size our business to reflect current and expected business conditions. In January 2005 we announced that, after an extensive evaluation of strategic alternatives, we had initiated actions to lay off most of our remaining employees by March 22, 2005, retaining a limited team of less than ten employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. In light of the pending acquisition by Tut Systems, however, we have elected to also maintain a limited number of engineering employees to continue development of our products. At March 31, 2005, we had cash and cash equivalents of $6.2 million.

During the first quarter of 2005, we entered into a termination agreement with the landlord of our Palo Alto, California facility. This termination eliminated the remaining gross rent obligation of approximately $3.6 million. In return for the landlord’s agreement to terminate the lease, we paid the landlord total consideration of $1.7 million, which included a cash payment of $1.4 million and surrender of lease deposits of $0.3 million.

In our Annual Report on Form 10-K for the year ended 2004 we stated that as a result of the reduction in the number of our employees and corresponding curtailing of our business operations that we announced in January 2005, we believe that we have sufficient cash and cash equivalents to fund our limited remaining operations through August 2005. As a result of the execution of this announced reduction in the number of employees and corresponding curtailing of business operations, we continue to believe that we have sufficient cash and cash equivalents to fund our limited remaining operations through August 2005.

We cannot assure you that the merger with Tut Systems or any other transaction will be approved and consummated in that time, or at all. If the merger with Tut Systems is not completed in that time or at all, we will have to further reduce our expenses, seek additional financing and/or seek an alternative sale of our business. We expect that such additional financing would not be available, that the probability that we would find an alternative sale of our business is low, and that we would be required to cease our operations and liquidate our business. In that event, we believe that it is likely that we would file for or be forced to resort to bankruptcy protection. If we were to file for bankruptcy protection, it is possible that we would be unable to pay, or provide for the payment of, all of our liabilities and obligations, and, therefore, there would be no assets available for distribution to our stockholders.

These estimates reflect various assumptions, including the assumption that sales of our existing products will decrease sharply from 2004, that testing, continued development and commercialization of our new VantEdge product will be curtailed and that we will not incur significant additional expense related to litigation. Any of these assumptions may prove to be incorrect.

Cash used in operating activities for the three months ended March 31, 2005 and 2004 was $6.2 million and $5.4 million, respectively. The increase in cash used in operating activities for the three months ended March 31, 2005 compared to the same period in the prior year was primarily the result of increased non-recurring payments related to the early termination of excess facilities, offset by a decrease in operating expenses and deferred stock compensation expenses.

Cash provided by investing activities for the three months ended March 31, 2005 and 2004 was $2.2 million and $2.8 million, respectively. The decrease in cash provided by investing activities for the three months ended March 31, 2005 compared to the same period in the prior year was primarily the result of a decrease in net maturities of marketable investments.

Cash used in financing activities for the three months ended March 31, 2005 and 2004 was zero and $0.1 million, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2005 compared to the same period in the prior year was primarily due to a decrease in cash used to repay equipment loans.

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

In our Annual Report on Form 10-K for the year ended 2004 we stated that as a result of the reduction in the number of our employees and corresponding curtailing of our business operations that we announced in January 2005, we believe that we have sufficient cash and cash equivalents to fund our limited remaining operations through August 2005. As a result of the execution of this announced reduction in the number of employees and corresponding curtailing of business operations, we continue to believe that we have sufficient cash and cash equivalents to fund our limited remaining operations through August 2005.

If the merger with Tut Systems is not completed in that time or at all, we expect that we will have to cease our operations and liquidate our business. In that event, we believe that it is likely that we will file for or be forced to resort to bankruptcy protection. If we were to file for bankruptcy protection, it is possible that we would be unable to pay, or provide for the payment of, all of our liabilities and obligations, and, therefore, there would be no assets available for distribution to our stockholders. The precise nature, amount and timing of any distribution, if any, to our stockholders would depend on and could be delayed by, among other things, litigation and sales of our non-cash assets and claim settlements with creditors for direct and contingent liabilities and could take up to three years to complete.

The merger with Tut Systems may not be completed. Even if our stockholders approve the merger, the merger may not be completed. If for any reason the merger is not completed, it is likely that we could be required to file for or be forced to resort to bankruptcy protection.

The completion of the merger is subject to numerous conditions; some or all of these conditions may not be met. In addition to the conditions to the merger set forth in the merger agreement, one of our stockholders, D.E. Shaw Laminar Portfolios, L.L.C., has filed a Schedule 13D with the Securities and

Exchange Commission disclosing that it may take steps to challenge the merger. Even if stockholders holding a majority of the outstanding shares of our common stock vote to approve the merger, we cannot guarantee that the merger will be completed. If the merger is not completed, we would likely not be able to sell our assets or business to another buyer on terms as favorable as those provided in the merger agreement, or at all, which would mean that it is likely that we could be required to file for or be forced to resort to bankruptcy protection.

Failure to complete the merger could cause our stock price to decline.

If the merger with Tut Systems is not completed, our stock price may decline due to any or all of the following potential consequences:

•	We may not be able to dispose of our assets or business for values equaling or exceeding the value represented by the merger; in particular, our assets will likely be substantially diminished in value from those reported as of March 31, 2005 due to further depletion of our cash and cash equivalents;

•	We would likely be forced to liquidate our business, which we may do through filing for bankruptcy protection;

•	Our costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed; and

•	We may have difficulty retaining our key remaining personnel.

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

If the merger with Tut Systems is not completed, we expect that we will be unable to satisfy the requirements for continued listing of our common stock on the Nasdaq National Market. In order to be eligible for continued listing, the Company must, among other things, meet certain minimum requirements with respect to net tangible assets, market value of the company’s securities held by non-affiliates and minimum bid prices per share, and must also maintain an operating business. If the merger with Tut Systems is not completed, we believe that it is likely that we will cease our business operations and file for or be forced to resort to bankruptcy protection. Additionally, on May 9, 2005, we received a notice from the staff of the Nasdaq Stock Market indicating that, for the last 30 days, our shares of common stock have not maintained a minimum market value of publicly held shares of $5,000,000 as required by Marketplace Rule 4450(a)(2). If we cannot demonstrate compliance by August 8, 2005, our shares will be subject to delisting. If Nasdaq delists our common stock from the Nasdaq National Market, the trading price and liquidity of our common stock may be materially impaired and our ability to raise additional necessary capital could be adversely affected.

Our directors and officers have interests in the merger that may be different from the interests of our stockholders generally.

Our directors and officers have various interests in the merger in addition to any interest that they may have as stockholders. These interests include the agreement by Tut Systems to continue to indemnify and insure our directors and officers for various claims. In addition, two of our executive officers have entered into agreements providing for the payment of bonuses in connection with the consummation of the merger with Tut Systems.

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

We may not succeed in reducing our expenses to the extent we expect or deem necessary.

If the merger with Tut Systems is not completed, the amount of funds we will have available for payment of our liabilities and obligations and for distribution to our stockholders will be dependant in part upon the extent to which we are able to reduce our expenses. The reduction in our workforce, announced in January 2005 and executed in the first quarter of 2005, and corresponding scaling back of our operations may not result in the savings that we expect. Moreover, many of our remaining expenses are fixed and cannot easily be reduced. We may also become subject to unplanned expense, whether as a result of the resolution of existing litigation or new claims. Any of these unexpected expenses could further reduce any assets available to our creditors and stockholders in the event that the merger with Tut Systems is not completed.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

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

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the Issuers, and denying the motion to dismiss the Section 10(b) claims against us and many of the other issuers.

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

We cannot assure you that we will be successful in settling or defending against these claims. If we are not successful in settling or defending against these claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

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

If our products contain defects, we may be subject to significant liability claims from our customers, distribution partners and the end-users of our products and incur significant unexpected expenses and lost sales.

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

We are exposed to changes in interest rates primarily from our debt arrangements and our investments in certain marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, which represents our expectation for a reasonably possible near-term change in such rates, would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2005.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management notes that with the departure of the former Vice President of Finance in the first quarter, the Company no longer has a Certified Public Accountant on staff. Because of current limited business activities and expected consummation of the merger with Tut Systems, management does not intend to add a person with such credentials to its staff.

Material weakness identified. During the financial reporting cycle for the first quarter of 2005, the Company noted a material weakness in its internal control over financial reporting related to an error in a worksheet used to calculate the amortization of deferred compensation which was not identified in the preparation or review of the account reconciliation for the three months ended March 31, 2005. Prompted by the Company’s auditors, the Company reviewed the calculation, discovered the error, and corrected the error prior to the filing of its March 31, 2005 Quarterly Report on Form 10-Q. The material weakness that was identified does not impact any prior reported financial results.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the descriptions of legal proceedings contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

IPO Litigation. In December 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943. In the amended complaint, the plaintiffs allege that the we, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that our IPO registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The amended complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints, collectively referred to here as the “IPO Lawsuits,” were filed in the same court against hundreds of other public companies (“Issuers”) who conducted IPOs between 1998 and 2000.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, we joined in a global motion to dismiss the IPO Cases filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the Issuers, and denying the motion to dismiss the Section 10(b) claims against us and many of the other issuers.

In June 2003, Issuers reached a tentative settlement agreement with the plaintiffs that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes, and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

No assurances can be made that we will be successful in settling or defending against these claims. If we are not successful in settling or defending against these claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition, and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

We are party to other legal proceedings and claims in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2005. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon our financial position, results of operations or cash flows.

Item 5. Other Information

On May 9, 2005, we received a notice from the staff of the Nasdaq Stock Market (the “Nasdaq Staff”) indicating that, for the last 30 days, our shares of common stock have not maintained a minimum market value of publicly held shares of $5,000,000 as required by Marketplace Rule 4450(a)(2). Receipt of this notice does not result in immediate delisting of our shares of common stock; however, if we cannot demonstrate compliance by August 8, 2005, the Nasdaq Staff will provide written notification that our shares of common stock will be delisted from the Nasdaq National Market.

Item 6. Exhibits

Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated February 11, 2005 among Tut Systems, Inc., Copper Mountain Networks, Inc. and Wolf Acquisition Corp. (1)

10.1	Retention and Incentive Bonus Agreement between Copper Mountain Networks, Inc. and Richard Gilbert dated February 10, 2005. (1)

10.2	Retention and Incentive Bonus Agreement between Copper Mountain Networks, Inc. and Michael Staiger dated February 10, 2005. (1)

10.3	Retention Agreement between Copper Mountain Networks, Inc. and Mark Skurla dated February 10, 2005. (1)

10.4	Amendment #2 to the Restricted Stock Bonus Amended Grant Notice for Richard Gilbert dated February 10, 2005. (1)

10.5	Amendment #2 to the Restricted Stock Bonus Amended Grant Notice for Michael Staiger dated February 10, 2005. (1)

31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Richard S. Gilbert and Michael O. Staiger pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Copper Mountain Networks, Inc.

Date: May 10, 2005	/s/ Richard S. Gilbert
Richard S. Gilbert
Chairman and
Chief Executive Officer

/s/ Michael O. Staiger
Michael O. Staiger
Executive Vice President,
Chief Financial Officer and
Secretary

EXHIBIT INDEX

Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated February 11, 2005 among Tut Systems, Inc., Copper Mountain Networks, Inc. and Wolf Acquisition Corp. (1)

10.1	Retention and Incentive Bonus Agreement between Copper Mountain Networks, Inc. and Richard Gilbert dated February 10, 2005. (1)

10.2	Retention and Incentive Bonus Agreement between Copper Mountain Networks, Inc. and Michael Staiger dated February 10, 2005. (1)

10.3	Retention Agreement between Copper Mountain Networks, Inc. and Mark Skurla dated February 10, 2005. (1)

10.4	Amendment #2 to the Restricted Stock Bonus Amended Grant Notice for Richard Gilbert dated February 10, 2005. (1)

10.5	Amendment #2 to the Restricted Stock Bonus Amended Grant Notice for Michael Staiger dated February 10, 2005. (1)

31.1	Certification by Richard S. Gilbert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael O. Staiger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Richard S. Gilbert and Michael O. Staiger pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005 and incorporated herein by reference.